Form 10-K
period 1998-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 1998-11-17
CIK 1042610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________


FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended							Commission File Number 333-7242
June 30, 1998

TRB SYSTEMS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)


        DELAWARE        									      22-3522572
(State or other jurisdiction of								  (I.R.S. Employer
incorporation or organization)								Identification Number)

6 REGENT STREET, LIVINGSTON, NEW JERSEY					   07039
(Address of principal executive offices)							(Zip Code)

Registrant's telephone number, including area code:		(201) 994-4488

Securities registered pursuant to Section 12 (b) of the Act::	 None.

Securities registered pursuant to Section 12 (g) of the Act::	 None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), YES X NO and (2) had been subject to such filing requirements for the past 90
days  YES     	NO   X   .

The aggregate market value of voting stock held by non-affiliates of the Registrant was $6,082,070 based on THE AVERAGE PRICE PAID FOR SHARES REGISTERED ON FORM SB-2, SAID FORM DECLARED EFFECTIVE AUGUST 12, 1998.

There were 11,925,626 shares of common stock outstanding having a par value of $0.001 per share as of JUNE 30, 1998.

	DOCUMENTS INCORPORATED BY REFERENCE:


Registration Statement on Form SB-2, filed on July 27, 1998, declared effective August 12, 1998; Articles of Incorporation of the Registrant dated April 9, 1997, and Bylaws of Registrant, previously filed as an exhibit to the Company's Form SB-2, made effective August 12, 1998.

PART I

ITEM 1 GENERAL DEVELOPMENT OF BUSINESS.

	TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997. Currently, the Company is a holding company with one subsidiary, TRB Systems Inc., (TRB), a development stage company, which was purchased on April 18, 1997.

	TRB Systems Inc. is a Delaware corporation, formed in April 1994, to market and manufacture, worldwide, the Transbar Power System (TPS) technology and its applications to the bicycle, exercycle, electric bicycle and wheelchair.
These technology rights were licensed by TRB Systems Inc. from ABL Properties
Company, the owner of the patent rights to the TPS technology (See Licenses,
Patents). TRB commenced taking orders in March 1998, and anticipates to commence shipping bicycles in the first quarter of the 1998-1999 fiscal year.

	Neither the Company nor TRB have ever been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, other than with respect to TRB's acquisition by the Company.

Background Information

	Between 1983 and 1993, over $7.9 million was spent by Alenax Corporation (TRB's predecessor), owned and operated by Mr. Byung Yim, president of both
TRB and TRB Systems International Inc., developing and marketing a line of TPS bicycles. In April, 1994, TRB Systems Inc. was incorporated to continue TPS technology development, and to manufacture and market the finished product lines worldwide. To date 1,060 bicycles have been produced and sold.

TRB, licensed from ABL Properties Corp., the company owning the patent rights to the TPS technology, the exclusive rights to market and enhance products using the Transbar Power System (See Licenses). TRB intends to create what management believes is a new generation of cycling and fitness products using the patented TPS technology. The characteristics of the TPS technology are similar to that used in stepper machines, which are currently one of the fastest growing segments of exercise equipment industry. TRB's technology provides a natural walking, jogging motion, creating reduced stress during exercise on the back, hips, knees, and ankles.

	TRB's technology allows users to engage in a biomechanically correct exercise without the trauma associated with many alternate forms of exercise. Orthopedic doctors and physical therapists have prescribed the TPS bike for patients because of the variable stroke, non-impact motion it provides.
TRB's products are also appealing to older consumers and TRB is well-positioned to benefit from the aging of the U.S. population. The TPS motion provides older consumers with an exercise that is cardiovascular and anaerobic, while at the same time is safe and gentle.

Business Development

Over the past year TRB has focussed on developing the Bicycle sales segment of its product line. Agreements were signed with TriCom Pictures and Shop T.V., both of Florida, for the production of Infomercials and Commercials set to air in the second quarter of the next fiscal year. These will serve both to educate the public with respect to the TPS technology, and to generate direct sales of product.

TRB has signed an agreement with the U. S. Taekwondo Union (USTU) allowing TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and has indicated that at the annual meeting of the USTU in California in November, 1998, TRB will be allowed to make a presentation regarding TRB's products and their benefits, to the attendees. Sales are anticipated to start in the second or third quarter of the next fiscal year.

 TRB commenced taking orders for its bicycles in March of 1998 from its distributors, licensees, and some Taekwondo Centers which wanted bicycles on hand to demonstrate to their students. A total of over $300,000 in orders were taken. Delivery is expected in early November, 1998.

Product Development

	Preliminary market research indicates that the therapeutic market is driven primarily by product performance, while non-therapeutic markets are more sensitive to price. The Company intends to focus its product development and production efforts for the first year on three lines of products: bicycles, electric bicycles, and ergometers.  TRB's introductory bicycle line, propelled exclusively by the TPS, will consist of models with multiple sizes for men and women.  This initial line will closely resemble the current popular cruiser and mountain bikes that offer a comfortable upright riding.

	Product development will continue with the introduction of an adult tricycle. Lightweight, higher performance bicycles will eventually also be introduced to appeal to the performance biking community. Other term products will be developed to meet the dynamic and continually changing needs of the market.

Patent Protection

	Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents has been files as a exhibits to the Registration on Form SB-2 files on July 27, 1998.

TRB Products and Technology

	The TPS technology has many applications. TRB will initially focus on three main product groups; a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances.

TPS Bicycle

	TPS bicycles are high quality, sophisticated products that closely resemble conventional bicycles. The TPS bicycle's unique design provides a smooth, up and down pumping, or stepping action, which closely resembles the body's natural walking and running motion. This is the most powerful movement a leg can make, reaching a maximum when almost fully extended. TRB's
system takes advantage of these biomechanical facts.	The bicycle's operating
principles are relatively simple. The pedal levers travel up and down through the maximum power range that has an arc of 135 degrees. As the lever on one side is depressed, the opposing lever is raised. A full lever stroke or a partial stroke may be applied to propel the bicycle. Lever strokes require far less leg motion than the 360 degree movement required with a conventional bicycle.

 	Research conducted by TRB leads management to believe that the TPS bicycle provides a significant increase in propulsion power versus conventional circular pedaling models. The propelling force of the TPS lever is constant, as opposed to the variable, circular ascending and descending crank motion of conventional bicycles. The levers which drive the transbar system do not revolve, and their length can therefore be increased to take advantage of the power of leverage. Since the levers do not revolve, the TPS bike permits greater ground pedal clearance over rough terrain and around turns. Propulsion of a bicycle using the TPS results in significantly greater distance traveled, for a given expenditure of effort, than on the same bicycle using conventional bicycle technology.

	The overall appearance of the TRB bicycle closely resembles that of the conventional bicycle. The major difference between TRB's bike and
conventional bikes is the TPS, which has two main components:  TRANSBAR	Two
opposing bars that are attached directly to the pedal levers.  The pedal lever is attached to the Transbar at a precise angle to allow maximum power
transfer from rider to machine. REAR HUB	A dual ratcheting sprocket which is
engaged by the drive chain.

 The TRB BIKE is offered in five (5) models; Mountain Bike(MTB), Leisure Bike, BMX(Children), ATB(all-terrain), and CROSS TRAINING-BIKE. In mass production, TRB will offer a pedal arm in lengths of either 225mm or 250mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 170mm. TRB plans to focus initially on the single action, natural stepping motion in all the bikes with the exception of a 20" JUVENILE BIKE that will be introduced with our proprietary multifunctional pedal action within a 9-12 months train after the TRB rollout. Our tricycle will follow within one (1) year. TRB will attack the high-end professional rider market in the second phase of our business plan. TRB is currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

 TRB's in house research, consisting of trials on the bicycle and questionnaires responded to by over 100 people indicates that first time riders or the older population like the feel of the TRB BIKE better than a conventional bike. Women like the fact they can wear a skirt with comfort while riding, and those with stiff joints, limited range of motion will attest to the ease of natural motion of TRB BIKE's pedal action compared to that of the conventional bike.

 Most conventional bikes are not structurally or functionally designed specifically for rehabilitation per se. The "transbar technology" fills a large void in this huge untapped market, especially in the "middle-aged" population. It also is an easier motion for the beginner. The transbar configuration in TRB's bike allows the rehabilitating person (a market with growth of 430,000 annually in the US) who uses TRB's bike in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).

Fitness/ Home Trainer

 TRB's fitness and home trainer was an outgrowth of the Company's experience with physical therapists who used our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM
(Range of Motion) in the stationary bike, as the patient moved from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. TRB's VersiTraniner meets that demand with a training and rehabilitative device that provides six (6) different sets of exercises, which are summarized below:

1.  Alternate up and down pumping motion
2.  Simultaneous with both feet parallel to each other
3.  Bilateral-One foot pumps while the other foot rests motionless
4.  One foot pumps 360 degrees while the other foot rest motionless
5.  360 degree rotation-conventional bike pedaling-opposed pedals
6.  Parallel pedaling-360 degree rotation

 The Versi-Trainer allows an individual to exercise their abdominals, hips(lateral rotators), quadriceps, hamstrings, and gluteus(butt) muscles. All actions are performed in the correct biomechanical positions.

Electric Bike

 POWER+BIKE is an outdoor bike that uses the same natural "up-down" motion of all the TRB bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph. TRB's POWER+ BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche.
All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23lbs, light and efficient enough for the senior citizen and women's market (can be pedaled comfortably in a business skirt or suit) and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenience for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be struck too far from home. With a retail cost of $600 and manufacturing costs at $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

	The marketing strategy for this product is as follows:

Senior Market over the age of 50:  TRB will focus on the Sunbelt States:
Florida, Arizona, New Mexico, Nevada, California, Texas as well as North Carolina, South Carolina, and Virginia. Organization such as AARP (American Association of Retired Persons) with over 5 million members will be a main target. This market will be cross-prospected by other major pyschographics such Recreational Vehicle and TimeShare enthusiasts.

Recreation Vehicle Enthusiasts: Reports by the Recreational Vehicle International Association(RVIA) have shown that there are 9 million RVs with 2.5 users per RV, making a total of 22.5 million RV enthusiasts.
TRB has targeted RV camps in Palms Desert (California), Lake Conroe(Houston), as well as KOA(Campgrounds of America) and Coast-to-Coast Florida, two of the larger leaders in RV and Campgrounds.

TimeShare Market: There are 2,500 TimeShare Properties. TRB has contacted key sales personnel in a new site and are currently involved in preliminary negotiations to have the TRB POWER PLUS BIKE be a promotional premium when buying a TimeShare unit.

Universities/Colleges: Nationally, there are 14 million university/college students. Alenax had set-up a College Campus Student Leader Program in the past with the TPS outdoor bicycle(Alenax), and TRB intends to mimic the same marketing and sales campaign to colleges and universities. TRB will roll-out a similar campaign at a later date to the Prep School market, a market with close to 1 million students.

 TRB will also select large specialty stores, as well as a consortium that sell Health Clubs in over 19 Western States. TRB plans to develop a campaign with International Spa, a professional spa organization and will exhibit at their international trade show. There are over 2,500 Spas in this organization.

Future Product Development

	The TPS technology has many applications for future products. Some products under consideration include:

1.	wheelchair
2.	adult tricycles
3.	outdoor recumbent (reclining) bicycles
4.	arm/shoulder ergometers

	The outdoor recumbent bicycle has been extremely well received by several Fortune 500 companies, based on a working prototype presented to such companies by Dr. Dennis Colacino, COO of the Ergometer Division of TRB.

The Market

	TRB will focus on the six markets indicated below in its first year of operation:

Alternative Transportation, Recreation & Leisure, Health & Fitness

	This market is made up of more than 60 million individuals who currently exercise regularly. The TRB products that will appeal to this market are the Versi-Trainer and the outdoor TRB bicycle.

Retail Market

	From 1985 to 1995, the U.S. bike market grew at close to a 6% annual rate. The retail industry has averaged approximately $3 billion annually through the 1980's and is expected to reach $5 billion by 2000. According to the National Sporting Goods Association ("NSGA"), the retail market for home exercise and fitness equipment grew at a compound annual growth rate of 10.5%, from approximately $1.2 billion in 1987 to an estimated $2.5 billion in 1997. The sale of aerobic conditioning equipment, including stair climbing equipment, treadmills, cross country ski exercisers, etc., accounted for $2.0 billion in 1995, or 73.7% of this total. In this industry, the stepper market is the fastest growing segment. The TPS bicycle will be attractive to this segment because it allows the stepper motion and muscle conditioning to be taken outdoors.

Health and Fitness Facilities

		To stay competitive, commercial health and fitness facilities have generally found that they must continue to offer their members state-of-the-art equipment and programs. As a consequence, health and fitness facilities typically will spend increasingly more on equipment just to keep pace.
With the number of health and fitness facilities in the U.S. estimated at 12,500 (IRSA estimate), there is significant competition among neighboring clubs that are facing a saturated market. These facilities find they must offer their members every possible means of motivation to keep them coming back. Consequently, health and fitness facilities are driven by the market to respond very quickly to new products. TRB's recumbent ergometer (Versi-Trainer) will offer health club goers the opportunity to combine conventional circular motion with the TPS stepper motion in a single machine.

Senior Citizens

	The senior market is the segment of the population over the age of 50, which includes approximately 64 million Americans (25.6% of the U.S. population). With the aging of the Baby Boomers, this number is going to change markedly over the next two decades. By 2010, it is projected that 96 million Americans (32.1% of the population) will be over the age of 50.

	The aging of the U.S. population, combined with the rapidly escalating cost of health care services, has resulted in an intensifying concern about the efficiency and effectiveness of the U.S. health care system.  As a result, there is a growing need for individuals, particularly older adults, to participate regularly in safe, functional and efficient exercise which combines aerobic conditioning and resistance training, as can be seen from the table outlining historical and projected U.S. population demographics, on the next page.

Historical and Projected U.S. Population Demographics
(in millions)

                    1970       	1992       	2000       	2005       	2010

Total Population  	204.0      	254.8      	274.2      	286.3      	298.9

Population Age 50
& Over	             49.9	       65.2	       75.6       	85.0	       95.8
% of Total         	24.5       	25.6       	27.6       	29.7       	32.1

Population Age 65
& Over             	20.0       	32.1       	34.4       	35.8	       38.8
% of Total          	9.8	       12.6       	12.5       	12.5	       13.0


	Historical data from U.S. Department of Commerce.  Projected data from
Woods & Poole 	Economics.

	Only recently has the medical community begun seriously to evaluate and appreciate the importance of exercise for older adults. Properly prescribed, exercise can combat the muscular atrophy associated with aging, improve cardiovascular conditioning, and strengthen and protect the body against injury. In addition, exercise can preserve and extend an individual's level of physical independence and quality of life.

	To date, walking has been the number one form of exercise for seniors. Walking is practiced more than twice as much as any other activity, and almost 50% of all seniors walk for exercise on a regular basis. TRB's TPS technology offers these individuals an alternative form of exercise, comparable to walking, that generates better cardiovascular results while using similar muscles with less joint impact.

Rehabilitation & Therapeutic

 The Rehabilitation & Therapeutic market consists of four segments: 1) post surgical (i.e. hip and knee), 2) acute injury, 3) individuals with a restrictive ROM (range of motion), and 4) other (i.e. arthritic, biomechanical). There are approximately 500,000 surgeries and 1.5 million hip and knee injuries every year. According to a recent survey conducted by the American Hospital Association, there are approximately 6,600 registered hospitals in the U.S. The following table sets forth, by type of facility, the percentage of hospitals which make use of therapeutic exercise as a form of treatment:


                          Percentage of					                 Percentage of
Facility		                U.S. Hospitals(1)   	Facility		    U.S. Hospitals(1)

Physical Therapy Services	         	78.4%  Orthopedic Surgery	      	66.0
Comprehensive Geriatric                    Outpatient Rehabilitation
Assessment	                         20.3  	Unit                      48.2
Occupational Therapy               	 		    Inpatient Rehabilitation
Service                             54.3   Unit                     	13.4
Cardiac Rehabilitation                     Geriatric Clinic           8.1
Program                            	39.0
Sports Medical Clinic              	18.2  	Fitness Center	           14.6


		(1)	AHA, 1992 Annual Survey.

	In addition, according to statistics compiled by the U.S. Department of Health and Human Services, there were approximately 16,000 nursing homes in the U.S. in 1995, with an aggregate total of approximately 1.7 million beds. This market segment, including all categories, exceeds 8 million people. To be successful in this market requires that exercise equipment be both medically sound and appropriate for a wide array of therapeutic applications. Medical institutions are acutely aware of the need for accurate and reliable feedback from the exercise equipment used in the therapeutic process.
Product characteristics such as restrictive ROM, precise variable resistance, and the accurate control and measurement of workout intensity are of critical importance.

	The TRB product that will address the needs of this market is the Fitness Versi-Trainer and the TPS bike. Today the major form of therapy for post hip and knee surgery is the conventional stationary bike. The 360 degree fixed stroke is limiting because initial therapy methods limit ROM to less than 120 degrees. This causes a time lag before the conventional 360 degree bike can be implemented.

	The ROM of the TPS is variable and can accommodate all ROM restrictions, which allows patients to begin rehabilitation sooner. The biomechanical design of the TPS also puts less strain on limbs and joints by generating a force along the muscle belly, rather than at the insertion (joints). This enables patients to recover from surgery faster than with current techniques,\ while reducing the probability of reinjury.

International

	In 1995, worldwide bicycle sales were over $15 billion, equating to over 120 million bicycles sold.  Based on historical trends, worldwide sales are expected to grow at a rate of 5% annually over the next five years.  The two largest international markets, in units, are China and India, with the U.S.
placing third.

	40 million bicycles were sold in China in 1995. Because of China's population and its use of the bicycle as a primary source of transportation, compound five year growth has been over 6%. India's market growth is similar to China. In 1995, 20 million bicycles were sold in India.

	Japan, with approximately 7 million units sold in 1995, represents a market that is skewed toward higher priced bicycles.  Europe, if looked at as one market, is similar in both dollars and units to the U.S.; however, the number of bicycles per capita is double that of the U.S. (55 bikes per 1,000 people in Europe versus 25 in the U.S.)

 The international market offers TRB a tremendous opportunity in producing short term and long term revenue with its TPS products.

Distribution Methods of the Products or Services

Marketing Plans & Products

	Currently, bicycles are sold mainly through retail outlets and specialty bike shops; while institutional exercise equipment is sold through trade shows, magazines and direct mail. The bicycle industry has seen many significant changes over the past decade in how products are distributed.
TRB intends to take advantage of the newest techniques. The Company's long-term strategy is to use regional distributors in the U. S. market and licensees overseas to sell its products through a network of specialized bike and sporting goods shops.

	In the near term, however, the Company plans to hire an advertising and public relations firm, as well as TRICOM Productions and SHOP T.V. of Florida, to begin to promote ergometers, electric bicycles, and bicycles through a variety of media, i.e. infomercials on cable television and general television commercials. TRB will establish market awareness through such direct marketing and will generate cash flow. For the line of ergometers, TRB plans to investigate possible alliances with existing sporting goods manufacturers. The Company anticipates that after brand awareness and an established corporate image have been achieved, TRB will be able to market its bicycles, ergometers and electric bicycles through a network of bike retailers, in accordance with the Company's long term strategy.

Manufacturing/Technology Licensing Agreements

	In order to gain access to international and domestic markets, TRB's products will be manufactured through contracts with existing manufacturers around the world. Licensing and marketing agreements will be established with capable individuals and enterprises in selected markets. Ongoing royalty fees will also be received from licensees. These royalties are 6% in the first year, 5% in the second year, and 4% thereafter, with a minimum royalty payment per year (see table below) TRB's licensing agreement requires the licensees to meet minimum volume and quality standards. The quality standards refer to obligatory training in the products and their maintenance as well as customer service, which TRB shall monitor through comment sheets, and tracking complaints.

 The royalty/volume requirements are presented below:

                  1st Year	       2nd Year      	 3rd Year
                 	Min. Royalties	 Min. Royalties 	Min. Royalties
Country

India	           	$100,000       	$220,000       	$350,000

Benin/Nigeria     	$15,000	        $25,000	        $40,000

Ivory Coast &     	$10,000        	$10,000        	$10,000
5 other countries

Tanzania          	$10,000	        $20,000	        $30,000

Vietnam           	$10,000        	$20,000        	$30,000


	Moreover, the agreement also provides that any product enhancement developed by TRB's licensees becomes the property of TRB.

	TRB is manufacturing its proprietary parts through a non-exclusive relationship with Kun Teng Industries (Taiwan) to produce medium and high end bicycles, and plans to use Sino-Danish Enterprises Co., Ltd.(China) as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Sino-Danish is now ready to begin mass production and TRB has received a line of credit in China for $2 million to support these production plans.

	International licensing and marketing agreements have been reached with licensees for a total of $1,125,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam and India, and payments totaling $210,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada. In addition, TRB is negotiating agreements with a potential licensee in China. Under the terms of the Chinese license proposal, Sino-Danish Enterprises Co., Ltd. will sell a minimum of 100,000 bicycles in the first year. Sino-Danish intends to achieve its sales goals by advertising the product throughout China on television during prime time hours, for one full year. TRB expects to sign this agreement, thereby granting Sino-Danish with an exclusive sales and marketing right for China.

 TRB's ergometers are currently ready for mass production by Pretty Wheel Ind. Co., Ltd., a leading sports equipment manufacturer based in Taiwan.

Competitive Business Conditions and Competitive Position in the Industry and Methods of Competition

There is no direct competition for the products offered by TRB. The general competition is the bicycle industry, which is, as aforementioned, differentiable from the TRB product line.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

TRB uses commercially available raw materials, and does not foresee any shortage in supply. No Supplier accounts for greater than 5% of the raw material needs of TRB.

Dependence on One or a Few Major Customers

	No customer of the Company accounts for more than 5% of its business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
 Labor Contracts, Including Duration

Patents

	Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents is included as an exhibit to the Registration Statement on Form SB-2 files with the Securities and Exchange Commission on July 27, 1998.

Licenses

	The TPS technology rights were Licenses from ABL Properties , the owner of the patent rights to the TPS technology, by TRB Systems Inc. The rights licensed to TRB by ABL Properties Company call for a payment of $200,000 during the first year of active sales, a 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5%
on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL is 100% owned by Byung Yim, president and CEO of TRB Systems International Inc.

	Copies of the license and underlying patents are included as exhibits to the
Registration Statement on Form SB-2 filed on July 27, 1998.

Other Intellectual Rights

	No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by the Company.

Need for Any Government Approval of Principal Products or Services

	To the best of the Company's knowledge, there are no special requirements for government approval of its principal products or services, not generally applicable to normal business operations.

Effect of Existing or Probable Governmental Regulations on the Business

	The Company is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

	During the past two years TRB spent approximately $111,100 on R&D, all of which will be borne by the customer as reflected in the price of the products of TRB.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

	The Company is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

The Company has 4 full time employees, and no part time employees.

Equipment

	The fixed assets of the Company as valued for accounting purposes have a depreciated book value of $574,136, and an non-depreciated book value of $758,275. The assets are principally comprised of tools and dies for the manufacture of the components for the TPS system.

Operating Subsidiaries of the Company

	The subsidiary of the Company, TRB, generates all revenue for the Company, and the discussions and tables referring to operations in this prospectus refer to the revenues generated by the subsidiary.

Investment Policies

	The Company has no investment policies with respect to investments in real estate or interests in real estate or investments in real estate mortgages.

Item 2	PROPERTIES.

The Company currently rents approximately 1,000 square feet for its staff, at 6 Regent Street, in New Jersey, as well as 2,500 square foot R&D facility in Taiwan, with a rent of $12,864 per anum.

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities will be required, however the current facilities are expected to suffice until after December 31, 1998.

Item 3	LEGAL PROCEEDINGS.

	The Company is not a party to any material litigation.


Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	NONE.

PART II

Item 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     		STOCKHOLDER MATTERS.

	The Company is authorized to issue 30,000,000 shares of Common Stock, with a par value of $.001.  Immediately prior to this offering 11,925,626 shares of
Common Stock were outstanding and held of record by 278 persons as of June
30, 1998. The holders of Common Stock have one vote per share on all matters
(including election of directors) without provision for cumulative voting.
Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so.
The Common Stock currently is not redeemable and has no conversion or pre-emptive rights.  The Common Stock currently outstanding is (and the
Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

	In the event of liquidation of the Company's assets available for Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property when and as declared by the board of directors from funds legally available therefor, but has paid no cash dividends on its Common Stock.

Transfer Agent

	The transfer agent for the Company's Capital Stock is Continental Stock Transfer Company of New York.

Price Range of Common Stock and Dividends

	The Common Stock of the Company commenced trading in the United States over-the-counter market 0n August 21, 1998. At the end of the 1997-1998 fiscal year there was no market for the shares of the Company, and to the best of the Company's knowledge no shares were sold by any shareholder to any third party. As a result of the foregoing it was impossible to set any price for the stock of the company.

                                              				 Bid

		Quarter Ended				                    High                   		Low

		June 31, 1997                    				none                   		none

		September 30, 1997                			none                   		none

		December 31, 1997                 			none                   		none

		March 31, 1998		                   		none	                   	none

		June 30, 1998	                    			none	                   	none

	The number of record holders of Common Stock of the Company as of June 30, 1998 was 278.

	Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore.  No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6	SELECTED FINANCIAL DATA.

	Set forth below is selected financial information of the Company and its consolidated subsidiary. The provided information is derived from the more detailed consolidated financial statements as of June 30, 1998, and should be read in conjunction with the consolidated financial statements included elsewhere in this Report and are qualified in their entirety by reference thereto (see "FINANCIAL STATEMENTS").

OPERATING RESULTS*
                   					Cumulative	     Fiscal year ended June 30
					                   Since 		             1998		          1997
					                   Inception
CONTINUING OPERATIONS:
Revenues:
Sales	                  $161,354	       $        0	  $          0
Cost of Sales	           146,362	                0	             0
Gross Profit	             14,992	                0	             0
Other Income 	               346	               33	            59
Total Income 	            15,338	               33	            59

Expenses:
Total Expenses	        1,781,700	          515,456	       474,712

Net profit (loss)
before taxes	         (1,766,362)	        (515,423)	     (474,653)
Net Profit(Loss)	     (1,364,156)	        (340,312)	     (319,980)
Net profit (loss)
per share 		                                $(0.03)	       $(0.03)

FINANCIAL POSITION:
Current Assets                      		     432,275	        20,000
Other Assets	                        	     651,085	       835,230
Total Assets		                           1,083,360     	  855,230

Current Liabilities	                   	   442,248	       373,547
Other Liabilities		                        176,794	       314,000
Total Liabilities                     		   619,042	       687,547

Stockholder's equity		                     464,318	       167,683

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     		CONDITION AND RESULTS OF OPERATIONS.

	The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended June 30, 1997 and June 30, 1998.

	On April 18, 1997 the Company purchased 100% of all the outstanding shares of TRB, as fully described in Material Events, below. As a result of the aforementioned transaction, the Company gained TRB, whose activities are fully described herein.

Discussion of Financial Information

	TRB is the active operating entity, producing, marketing, manufacturing, and supporting the products of the Company. The Company has no active income save for the activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis. The comparative data (pro-forma) for the period ending
June 30, 1997 is solely that of the Subsidiary.

	TRB is a development stage company, anticipating active production of bicycles to commence in the fourth quarter of the current fiscal year which ends on June 30, 1998, and sales to commence in the first quarter of the next fiscal period. International licenses for marketing TRB's products totaling $1,125,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam and India, and payments totaling $210,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada (the details of the license agreements, as well as the payment and royalty arrangements are fully discussed in "Manufacturing/ Technology Licensing Agreements" at page 9). Management felt that until bicycles were shipped to the licensees and active production and sales commenced, the sale of licenses could not be deemed a source of revenue, and the money collected to date is deemed a liability of the Company's until bicycles are actually shipped.(See Financial Statements, Balance Sheet, Liabilities, and the associated footnote).

	For the fiscal years ended June 30, 1997 and 1998, there were no revenues.

	The overall loss during the development period to the end of June 30, 1998 was $1,364,156, with losses during the fiscal year June 30, 1998 being $340,312 as compared to $319,980 for the fiscal year ended June 30, 1997.
Total operating expenses were $515,456 for the year ended June 30, 1998, as compared to 474,712 for the year ended June 30, 1997. For the development period to June 30, 1998, expenses were $1,762,232, with the major costs being consulting fees, R&D, and professional fees. The major operating expenses in the year ended June 30, 1998 reflected TRB readying itself for emergence from the development phase, with promotions and show and exhibition expenses accounting for 40% of the year's expenditures. Similarly, in the previous fiscal year, consulting and advertising expenditures accounted for 1/3 of the expenses. In the fiscal year ended June 30,1997, commissions and professional fees, reflecting the expenses associated with preparing to become a public company, were about 10% of total expenses. Both fiscal periods had amortization and depreciation costs of about 15% of total expenses.

	The cash and investment certificate position of the Company was $3,041 on June 30, 1998 as compared to $0 on June 30, 1997. Current assets, as a whole, increased significantly, from $20,000 on June 30, 1997 to $432,275 on June 30,1998. The reason for the dramatic change was the recognition of deferred tax assets which would be available to offset income anticipated in the next fiscal period.

Material Events

Acquisition of TRB

	On April 18, 1997, in exchange for 9,750,000 shares in the common stock of Company, 100% of the stock in TRB was sold by Motion Plus International Corporation, a Delaware Corporation, its owner, to the Company. Motion Plus International is a holding company, 20% of whose shares are owned by Byung Yim, president and CEO of the Company. Mr. Yim's children, Alexander B. Yim (age-21)and Lena B. Yim (age-19), hold 39% interest in MPI each, with the remaining 2% held by Hee J. Yim.

Sales to Investors in TRB

	The Company issued 594,009 shares to 54 individuals who had invested in TRB and were unrelated parties on October 2, 1997. These persons had invested money between 1994-1997 in TRB, in the sum of $305,814, and their investment was converted into equity at the rate of $.514 per share. This is reflected in the financial statements, and described in Note 16 of the said statements.
The said shares were duly registered for resale on Form SB-2, declared effective on August 12, 1998.

Sales to former Employees and Consultants

	44 employees and consultants of TRB who had worked with TRB since 1994 in developing the TPS system were issued 376,617 shares, said shares were restricted from sale subject to Rule 144 of the Securities and Exchange Commission (the "Commission"). The issuance of shares to the employees was exempt from registration through reliance on Rule 701 of the Commission.

	The Consultants were Certified Public Accountants who had provided financial consulting services to TRB. The consultants are Andy Chapkin, Stephen Nappen, and Jeffrey Zudack of 4 Becker Farm Road, Roseland New Jersey, and each received 1,599 shares at a price of $0.50 per share. The issuance of shares to these consultants was exempt from registration through reliance on
Section 4(2) of the Securities Act of 1933, in that these were each sophisticated purchasers. The said shares were duly registered for resale on Form SB-2, declared effective on August 12, 1998.


Sale to Byung Yim

	500,000 shares were issued to Byung Yim, the Company president, The said shares were restricted, exempt from Registration through reliance on
Section 4(2) of the Securities Act of 1933, in that Mr. Yim was a sophisticated purchaser, and subject to Rule 144. The shares were to retire $218,162 in debt owed to Mr. Yim, and in lieu of salaries not drawn (See:
"SECURITY OWNERSHIP OF MANAGEMENT" at page 33 of this Registration Statement.) .

Purchase of Equipment from M. T. Seol

	500,000 shares were issued to M. T. Seol for the purchase of property and equipment valued at $559,545. This equipment consisted of office equipment for $5,000, tools and machinery for $30,000, an automobile for $10,000, moldings for $464,545, and an informercial tape and other promotional materials for $50,000. The purchase took place in April of 1997. The said shares were restricted and issued subject to Rule 144, and exempt from registration through reliance on Section 4(2) of the Securities Act of 1933, in that Mr.
Seol was a sophisticated purchaser.

 The equipment value was strictly based on book value of the goods, as this was a non-arms length transaction in that Mr. Seol is an employee of the Company (SEE: FINANCIAL STATEMENTS, BALANCE SHEET, ASSETS and the accompanying footnote).

Sale of Shares to Alpha Bytes, Inc.

 Alpha Bytes, Inc., 7050 Woodbine Ave., Suite 205, Markham, Ont., Canada L3R 4G8, a Colorado public corporation presently traded on the NASDAQ Bulletin Board market, provided consulting services to the Company regarding software development for the inventory control and Management Information Systems to be used by the Company for consideration in the sum of $25,000, which sum Alpha Bytes invested in the Company for 250,000 shares acquired on April 18, 1997. The shares issued were exempt from registration pursuant to Rule 504 of Regulation D of the SEC, in that the total investment in TRB for the year was less than the maximum allowed by the rule. The holdings accounted for less than 2.2% of the outstanding shares of the Company.

	Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha
Bytes felt that the shares were exempt from registration as free trading shares. However, the Company feels that there was a potential violation of
Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes will offer its shareholders a 30 day right of rescission,
commencing on August 12, 1998, the effective date Registration Statement on
Form SB-2, registering the said shares. Alpha Bytes had informed the Company that it would retain any shares that were returned.  The thirty day period expired on September 12, 1998, and no shares were returned to Alpha Bytes for rescission of their issuance.

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set (See table on page 15 for minimum royalty payments). Primarily, as TRB is now ready to deliver bicycles, with active manufacture to commence in the fourth quarter of the current fiscal year, liquidity needs, management feels, will be met through the sale of bicycles internationally. This will be done on a letter of credit basis, and through credit arrangements with the manufacturers in China, who have given TRB a $2,000,000 line of credit to apply against orders for bicycles. As well, royalty payments will become due from the distributors and licensees. On March 1, 1998 American distributors were given all material necessary to commence domestic sales.

	However, to fully maximize the potential presented by the TPS technology, management believes that approximately $10,000,000 will need to be raised.
The funds will be primarily used to increase the marketing effort and for the production of marketing material, to maintain domestic inventory levels, as well as for the continued development of the TPS technology. It is felt that the money would be utilized over a three year period. In the event only part of the funds are raised, then it will be allocated to marketing and to stockpiling inventory to meet anticipated domestic demand. The money will likely be raised through private placements of shares. In the event the funds are not raised, TRB will continue with its sales activities, and, management believes, meet its liquidity demands. The funds, as noted above, are for increased activity and sales, not for primary liquidity demands.

Current Plans

	The key events that are anticipated by management to occur over the next year are the aggressive marketing of TPS based bicycles by the licensees and through active infomercial campaigns, as well as the aggressive sales of licenses for territorial exclusivity in the sale of TRB products. As well, TRB is ready to commence active marketing to USTU member and non-member taekwondo centers.

	The Company has received in excess of $500,000 in bicycle orders since March, 1998, and delivery of $160,000 in bicycles is due in the first or early second quarter of the next fiscal year, with the second order to be delivered shortly thereafter. Over $1,000,000 in distributorships and license issuances have been sold by the company and will be recognized as income for the first quarter of the 1998-1999 fiscal year, the first operational quarter for the Company.

	Shooting for a series of infomercials/commercials has been completed, and airing will commence on the major networks in the second quarter of the 1998-1999 fiscal year.

	The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in December 1998, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.

Accounting Policies and Procedures

	The Company follows generally accepted accounting principles in preparing its financial statements, and has audited statements produced annually, with its quarterly statements produced by its management and accountants.

Revenue Recognition

	Revenue is recognized using the accrual method of accounting.

Statements of Cash Flows

	Statements of Cash Flow are prepared quarterly, on a consolidated basis, using generally accepted accounting principles and guidelines.

Inventory

	The Company keeps minimal inventory, manufacturing goods in response to orders.

Fixed Assets

	Fixed assets are valued based on their depreciated value. Depreciation is calculated using the straight line method.

Principles of Consolidation

	All Financial Statements are produced on a consolidated basis, as the subsidiary, TRB, accounts for all operating revenue of the Company.

Statement Re: Computation of Earnings Per Share

	The Company has a simple capital structure as defined by APB Opinion Number
15. Accordingly, earnings per share is calculated by dividing net income by the weighted average shares outstanding.

Provision for Income Taxes

	Provisions for income tax are computed quarterly using the guidelines as defined in the Federal and State Statutes.

The Company's Immediate Capital Requirements

	The Company requires about $10,000,000 to continue the growth and market penetration of its TPS products and its R&D (For discussion, See "Liquidity").

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Included at Pages 24 through 38 hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURE.

	The Company has not had any reported or material disagreement with its accountants on any matter of accounting principals, practices, or financial statement disclosure.

PART III


Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                	   			First Elected
Name		       	   Age  	or Appointed/Term		    Position
Byung D. Yim	   	56	   April 18, 1997*	     		President

*	Elected on December 18, 1994, by the board of directors at the recommendation of the Company's stockholders, to serve as a director until the next annual meeting of the Company's stockholders, and until her successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.________________________


Biographies of Directors, Officers and Director Nominees

Byung D. Yim,  Chairman/CEO

	Mr. Yim's responsibilities include long term vision and international development. He was the founder of both ProMaster Corp. and Alenax Corp.
He directly managed the development and prototype manufacturing, market research and business planning for Transbar Power System products in the
past.	Mr. Yim has experience with the U.S. import/export business, marketing and distribution of products from the Far East. He was the exclusive Middle Eastern distributor of perma stamp lines of Johnson Wax products. Mr. Yim's experience in the bicycle industry is extensive, including having been the exclusive sales and distribution agent for Upstate New York and Eastern Pennsylvania for H. J. Sports, Inc., the exclusive agent for the third largest bicycle manufacturer in Japan. Mr. Yim is a graduate of Han Yang University with a B.A. in Nuclear Engineering and Electronics. For the last five years Mr. Yim served as President of TRB Systems Inc., and its predecessor, Alenax Corp., devoting his full time to the bicycle industry and developing and bringing the TPS technology to market.

Item 11 	EXECUTIVE COMPENSATION

Compensation of Directors

Standard Arrangements

    	All members of the Company's board of directors are paid a per diem fee of for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements (e.g., long distance telephone, postage, etc.).

Other Arrangements

	Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors.

Employment contracts, termination of employment & change-in-control arrangements

	The Company does not have any compensatory plan or arrangement, including payments to be received from the Company, with respect to a named executive officer that results or will result from the resignation, retirement or any other termination of such executive officer's employment with the Company and its subsidiaries or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a chance-in-control, which, including all periodic payments or installments, exceeds $100,000.

	Mr. Yim drew a salary of $50,000 during the fiscal year ending June 30, 1997. As well, he was provided with an automobile and operating expenses for the said automobile were paid on his behalf. The value of this was $4,370.

	Mr. Yim will draw a salary of $50,000 during the fiscal year ending June 30,
1998, although payment is deferred until the Company has suitable funds with which to pay him. Automobile expenses for the car provided to Mr. Yim by the
Company were $6,001.

	Prior to the 1996 fiscal year, Mr. Yim took no salaries, and infused $163,126 into the TRB. In lieu of the repayment of the loan, and charging the company for salaries not claimed in previous years, Mr. Yim was issued 500,000 shares in the capital stock of the Company.

SUMMARY, COMPENSATION TABLE

            Annual Compensation	    	Awards	    		Payouts
						                               Other       	Rest-
						                               Annual	      ricted
						                               Compen-     	Stock	 Aw-	 SU 	SA
Name and					                        sation	 	           ards	OP 	RS LTIP Other
Position   	Year* 	Salary	($)	Bonus	($)	         (#)   	($)  	__	($) ___	($)
Byung YIM**	1998+	 0++		      0	     6,001***    	****  	0	    0	 0    0  0
Byung YIM**	1997  	50,000	   	0	     4,370***    	****  	0	    0	 0    0  0
Byung YIM**	1996  	0	        	0	    11,302***    	0	     0	    0 	0    0  0

+     Fiscal year ended June 30, 1998.
++ This sum is due and owing to Mr. Yim, and has been converted to a director's loan. See Note 9 in the accompanying financial statements.
*     Fiscal Year Ending
**    President, CEO, and Sole Director
***   Automobile Expenses
**** Received 500,000 shares of common stock in the Company in lieu of $163,126 loaned to the Company as Operating Expenses in 1994-1996, and in lieu of Executive Compensation for the same years, during which he did not draw a salary.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

	The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                  			Basis        		     	Percentage of		    		Other Basis
Name		               For Control	    Voting Securities owned			For Control

Motion Plus Int'l.
Corporation(MPI)     Share Ownership		         86%	         			None

NOTE: Motion Plus International Corporation (MPI) is controlled by Byung Yim, the president of the Company, and his children. Mr. Yim's children, Alexander
B. Yim (age-21)and Lena B. Yim (age-19), hold 39% interest in MPI each. Mr. Yim has a 20% interest in MPI, and the remaining 2% is held by Hee J. Yim. Alexander and Lena Yim reside at 595 Windflower Court, Morganville, NJ 07751.

Transaction with Promoters, if Organized Within the Past Five Years

	There have been no transactions with Promoters over the past five years.

Principal Stockholders

	As of the date of this Prospectus, the following persons (including any
"group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):
                			Name and Address	   	   Amount and Nature of  		Percent
Title of Class   		of Beneficial Owner		   Beneficial Ownership	  	of Class
Common		           Byung Yim			            2,450,000 Shares*		     20.9
Stock		           	21 Hutton Ave., Apt.
		                	West Orange NJ 07025
Common	           	Alexander B. Yim      		3,802,500 Shares*	  	   33.5
Stock		           	595 Windflower Court
			                Morganville NJ 07751
Common	           	Lena B. Yim		          	3,802,500 Shares*		     33.5
Stock             	Address as for A.B.Yim
* Motion Plus International Corporation (MPI), 4 Becker Farm Road, Roseland,
  NJ 07068 owns 9,750,000 shares of the Company.  Byung Yim, the president of the Company, owns 20% of the shares in MPI. Mr. Yim's children, Alexander
  B. Yim (age-21) and Lena B. Yim (age-19), each hold a 39% interest in MPI.
  Mr. Yim received a further 500,000 shares from the Company.

Security Ownership of Management

	As of the date of this Prospectus, the following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a][2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned.
Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Securities and Exchange Commission Rule
13(d)(1).

            Name and           			Amount and
Title     		Address of		         	Nature of         	Percent
of	        	Beneficial		         	Beneficial        	of
Class      	Owner		             		Owner            		Class

Common
Stock      	Byung Yim            	9,750,000*        	86%*

Common
Stock      	Byung Yim              	500,000**        4.3

* Motion Plus International Corporation, 4 Becker Farm Road, Roseland, NJ 07068 owns 86% of the stock on the Company and Byung Yim, the president and sole director of the Company who resides at 21 Hutton Ave., Apt.3, West Orange, NJ 07025, has a 20% interest in MPI.

** Mr. Yim Received the shares as compensation for funds loaned to the Company between 1994-1996 and in lieu of salary which he did not draw during those years.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

	The following information pertains to all transaction during the last two year, or proposed transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:  any director or executive officer of the Company: any nominee for election as a director; any principal security holder listed below; and, any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons.
                   Relationship		 Nature of Interest  	Amount of  	Fiscal
Name		            	to Company	   	in the Transaction 	 Interest   	Year Ending
Byung Yim*	       	President and		Conversion of      		500,000    	1997
                			Sole Director		loan to equity *   		Shares

Byung Yim*		       President and 	Salary and funds    	$55,000**  	1997
                			Sole Director 	advanced to TRB

* Mr. Yim was owed $163,126 for monies advanced to TRB, and drew no salary during the development period. The 500,000 shares represent the retirement of the liability and recognition of salary for the years 1994-1997.
** Mr. Yim did not draw his salary during the fiscal period ended June 30, 1997 or the year ended June 30, 1998, and the director's loan (See "Financial Statements") reflects the company's indebtedness to Mr. Yim for $13,128 advanced to TRB and for his salary.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       		FORM 8-K.

      		(a)		The following documents are filed as a part of this Report:

(1)	Financial Statement.  	The following Financial Statements are filed as
part of this Report:

                                                       											Page
	Report of Independent Public Accountants.	    	               			26

	Balance Sheets: June 30, 1998, June 30, 1997, June 30, 1996.    	27

	Statements of Operations: Year Ended June 30, 1998,
	Year Ended June 30, 1997 and June 30, 1996.		                 			28

	Statement of Cash Flows: Year Ended June 30, 1998,
	Year Ended June 30, 1997, and Year Ended June 30, 1996.	       		30

	Statement of Stockholders' equity: July 1, 1995- June 30, 1998.  31

	Notes to Financial Statements.                            							32

 (2)	Exhibits.		The following exhibits are filed as part of this Report:

Exhibit No.    	Item		                                       					Page

      	2.0		+  Registration Statement on Form SB-2.

      	2.1		++ Exhibits to Registration Statement on Form SB-2.

      	3.1		*  Articles of Incorporation of Registrant dated April 9, 1997.

       3.2 **  Bylaws of Registrant.

__________________________________
Notes:

+ 	Filed on July 27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

++	Filed on July 27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

* 	Filed as an Exhibit to the Registration Statement on Form SB-2 on July 27,
   1998, and declared effective on August 12, 1998, and incorporated by reference.

**	Filed as an Exhibit to the Registration Statement on Form SB-2 on July
   27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:	November 12, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:	November 12, 1998.

                      TRB SYSTEMS INTERNATIONAL INC.

                   Consolidated Financial Statements and
                        Accountant's Audit Report
          For the Fiscal Years Ended June 30, 1998, June 30, 1997,
                             and June 30, 1996

                      TRB SYSTEMS INTERNATIONAL INC.

                      CONSOLIDATED  FINANCIAL STATEMENTS






                             TABLE OF CONTENTS
   ______________________________________________________________________



                                                        Page

Accountant's Audit Report	                               26

Financial  Statements:

     Balance Sheet	                                      27

     Statements of Operations and Retained Earning	      28

     Statement of Stockholder's Equity	                  30

     Statements of Cash Flows                           	31

     Notes to Financial Statements	                      32


    ______________________________________________________________________

Stan J.H. Lee & Co., CPA,CMA                      Tel) 201-944-7246
440 West St. 3rd Fl.                              Fax) 201-944-7759
Fort Lee, N.J. 07024-5058                         E-Mail) sierra5533@aol.com


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Roseland, New Jersey


We have audited the accompanying consolidated balance sheet of TRB Systems International Inc. as of June 30, 1998, June 30, 1997, and June 30, 1996, and the related consolidated and pro-forma statements of operations and retained earnings, statements of stockholders' equity and statements of cash flows for the periods then ended, as well as the cumulative totals from inception to June 30, 1998 for the statements of operations and retained earnings, stockholders equity, and statements of cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International Inc. as at June 30, 1998, June 30, 1997, and the pro-forma position as at June, 1996, and the cumulative totals from the inception of the company to June 30, 1998, and the results of its operations and its cash flow for the periods then ended in conformity with United States generally accepted accounting principles.


/s/ Stan J. H. Lee/s/_
Stan J.H. Lee, CPA

November 1, 1998
Fort Lee, N.J.

                        TRB SYSTEMS INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEET
           FOR FISCAL YEARS ENDED JUNE 30, 1996, JUNE 30, 1997
                             AND JUNE 30, 1998
                               (Notes 1,2,3,4)

                                 6/30/98     6/30/97     6/30/96
ASSETS

CURRENT ASSETS:
Cash                              $3,041          $0        $206
Accounts Receivable- other             0      12,500           0
Inventories                       26,462       7,500       6,994
Deferred Tax Assets              402,772           0           0

                                 432,275      20,000       7,200
OTHER ASSETS:
Prepaid Expenses (Note 5)         38,052      24,407      14,547
Property & Equipment (Note 6)    574,136     519,292           0
Organization Costs, net of
Accumulated Amortization          37,854      63,027      75,182
Security Deposits                  1,043       1,043           0
Deferred Tax Assets                    0     227,461      72,788
                                 651,085     835,230     162,517

TOTAL ASSETS                  $1,083,360    $855,230    $169,717

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued
Expenses (Note 7)                210,939     195,192     455,215
Bank Overdraft                         0      18,106           0
Accrued Corporation Income
Tax Payable                          200         249           0
Obligation Payable to
Distributors (Note 8)            230,000     160,000     190,000
Payroll Taxes                      1,109           0           0

                                 442,248     373,547     645,215

Long-Term Liabilities:

Loans from Individuals (Note 9)   58,200     259,000           0
Director's Loan (Note 9)         118,594      55,000     218,126

                                 176,794     314,000     218,126
SHAREHOLDERS' EQUITY:
Common Stock, $.001 Par
Value (Note 10)                  $11,926     $11,863      $9,750
Additional Paid-in-Capital     1,816,548   1,179,664         490
Retained Earnings (Deficit)   (1,364,156) (1,023,844)   (703,864)

                                $464,318    $167,683   ($693,624)

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY           $1,083,360    $855,230    $169,717

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                FISCAL YEARS ENDED JUNE 30, 1996, AND JUNE 30, 1997,
                               AND JUNE 30, 1998

                                CUMULATIVE
                                FROM
                                INCEPTION    6/30/98   6/30/97  6/30/96

SALES                             $161,354        $0        $0  $161,354
COST OF SALES                      146,362         0         0   146,363
GROSS PROFIT                        14,992         0         0    14,982
OPERATING EXPENSES:
Promotion Expense                   94,693    85,223         0     3,275
Consulting                         236,783     4,313    97,000    38,000
Commission                          56,780    12,198    29,582    15,000
Research & Development (Note 11)   355,338         0    29,600    81,494
Professional Fees                  120,379    24,215    46,164         0
Stock Issuance and Transfer
Service                              6,285     6,285         0         0
Show and Exhibition                120,056   120,056         0         0
Travel                              45,604    20,112    13,979     4,511
Meals & Entertainment               62,517    19,333     6,918     6,086
Auto Expense (Note 12)              55,200     6,001     4,370    11,302
Officer's Salaries                  50,000         0    50,000         0
Payroll Taxes                        6,442       585     5,857         0
Leasing Expense                     24,155     7,330    16,825         0
Rent (Note 13)                      21,531     5,470     5,395     5,249
Telephone                           36,973     9,423     7,298     6,062
Office                              85,172    11,500    17,795    14,270
Supplies                             3,836     3,836         0         0
Insurance Expense                    8,364     2,638     2,925     1,289
Bank Charges                        10,923     4,165     2,611     1,827
Postage                              6,066     2,234     1,798       580
Miscellaneous                        7,004       307         0     5,504
Shipping & Delivery                    460         0         0       460
Dues & Fees                          1,896         0         0     1,896
Contributions                          700       600         0       100
Advertising                         69,136     5,657    63,479         0
Sponsorship                         25,500    25,500         0         0
Depreciation                       131,171    90,918    40,253         0
Amortization                        88,011    25,173    23,990    19,791
Employees Salaries                   2,308     2,308         0         0
Oversea Operating Expense           17,400    12,400     5,000         0
Other Operating Expense             11,229     7,356     3,873         0
Utilities                              320       320         0         0
Total Operating Expenses        $1,762,232  $515,456  $474,712  $216,706

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                (CONTINUED)

                          CUMULATIVE
                          FROM
                          INCEPTION      6/30/98    6/30/97  6/30/96

INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE              (1,747,240)    (515,456)  (474,712)(201,714)

OTHER INCOME AND
EXPENSE:
Dividend Income                 346           33         59      135
Interest Expense            (19,468)           0          0  (12,672)

INCOME BEFORE INCOME
TAXES                    (1,766,362)    (515,423)  (474,653)(214,251)

Income Tax Expenses:
Income Tax Expense             (566)        (200)         0     (366)
Benefit Due to Loss
Carryforward (Note 4)       402,772      175,311    154,673   72,788

Net Income (Loss)        (1,364,156)    (340,312)  (319,980)(141,829)

ACCUMULATED DEFICIT,
at beginning                      0   (1,023,844)  (703,864)(562,035)

ACCUMULATED DEFICIT,
at end                   (1,364,156)  (1,364,156)(1,023,844)(703,864)

Earnings (Loss) per share
                                           (0.03)     (0.03)   (0.01)

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' EQUITY
           FOR THE FISCAL YEARS ENDED-JUNE 30, 1996, 1997 AND 1998


                                                                    TOTAL
                          CAPITAL STOCKS                  RETAINED  STOCKHOLDERS
                          NUMBER OF SHARES    AMOUNT      EARNINGS  EQUITY

BEGINNING BALANCE
AS OF 6/30/95                       100       $10,240     (562,035) (551,795)

Shared Issued (Conversion)    9,749,900

Net Loss                                                  (141,829)

Balance As Of
6/30/96                       9,750,000       $10,240    ($703,864)($693,624)

Shares Issued as Compensation
for Consulting Services         250,000        25,000
Shares Issued as Repayment
of Director's Loan              500,000       163,126
Shares Issued for Purchase
of Property and Equipment       500,000       559,545
Shares Issued to Various
Individuals                     863,363       433,616
Net Loss                                                  (319,980)

Beginning Balance
As Of 6/30/97                11,863,363    $1,191,527  ($1,023,844) $167,683

Shares Issued to Various
Individuals                      62,263       638,947

Net Loss                                                  (340,312)

Balance As Of
6/30/98                      11,925,646    $1,828,474  ($1,364,156) $464,318

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 1996, JUNE 30, 1997
                               AND JUNE 30, 1998

                             CUMULATIVE    6/30/98   6/30/97   6/30/96
CASH FLOWS FROM
OPERATING ACTIVITIES:
(Net Loss)  Earnings         ($802,121)  ($340,312)($319,980)($141,829)
Noncash item includ. in (Net
Loss) Earnings                (202,647)    (59,220)  (90,430)  (52,997)
Increase (Decrease) in Acct's
Recievable- other                    0      12,500   (12,500)        0
Increase (Decrease)
in Inventory                   (19,468)    (18,962)     (506)        0
Increase (Decrease)in Acct's
Payable and Other Payables    (140,892)     16,807  (259,774)  102,075
Increase in Obligation
to Distributors                105,000      70,000   (30,000)   65,000

                            (1,060,128)   (319,187) (713,190)  (27,751)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid
Expenses                       (20,999)    (13,645)   (9,860)    2,506
Purchase of Property and
Equipment                    ($705,307)  ($145,762)($559,545)       $0
Expenditure in
Security Deposits               (1,043)          0    (1,043)        0
Expenditure for Organization
Cost                           (41,424)          0   (11,835)  (29,589)

                              (768,773)   (159,407) (582,283)  (27,083)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                      $0    ($18,106)   18,106        $0
Loans from Director            (44,980)     63,594  (163,126)   54,552
Loans from Individuals          58,200    (200,800)  259,000         0
Issuance of Common Stock     1,818,234     636,947 1,181,287         0

                             1,831,454     481,635 1,295,267    54,552

Net Increase (Decrease)
in Balance of Cash               2,553       3,041       (206)    (282)
Cash at Beginning of Period        488           0        206      488
Cash at End of Period           $3,041      $3,041         $0     $206

See accompanying notes which are an integral part of the Financial Statements.

                      TRB SYSTEMS INTERNATIONAL INC.
                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

1.	Incorporation and Business Activity

   TRB Systems International Inc. (the "Company"), a Delaware
Corporation incorporated on April 9, 1997, is a holding company whose only asset is 100 % of voting common stocks in TRB Systems Inc. TRB Systems Inc. was incorporated under the laws of Delaware on April 7, 1994, on which day it merged with TRB Systems Inc., a Corporation incorporated under the laws of New York on July 12, 1993, to form TRB Systems Inc., a Delaware Corporation.

   TRB Systems Inc. is in the business of manufacturing, distributing, and selling bicycle, fitness, and motorized two wheel transportation products. Currently all operations are run from the head office facilities in Roseland, New Jersey.

2.	Summary of Significant Accounting Policies

   a) Principles of Consolidation

   TRB Systems Inc., the only subsidiary of TRB Systems
International Inc. has been included in the consolidated financial statements, as it is the operating entity, with TRB Systems
International Inc., a non-operating holding company.

   In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the fiscal period ended June 30, 1998.

   b) Revenue and Expense Recognition

   The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

   c) Accounting Method

   The Company recognizes income and expenses on accrual basis.

   d) Depreciation

   Depreciation is computed by using the straight-line method for financial reporting purposes and the modified accelerated cost recovery method for federal income tax purposes.

                     TRB SYSTEMS INTERNATIONAL INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS


   e) Income Taxes

   Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

   f) Net Operating Loss Carryforward

   Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

   g) Intangible Assets

   Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs.
Organization costs and in-force leasehold costs are being amortized using the interest method over the life of the related loan.

   h) Reclassifications

   Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

   i) Property and Equipment

   Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

   Machinery and equipment	3-10
   Furniture and fixtures		3-10
   Engineering equipment		3-10

   For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                    TRB SYSTEMS INTERNATIONAL INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS


   j) Inventories

   Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

3.	 Business Combination

   Pursuant to an Agreement dated April 18, 1997, and effective on that date, TRB Systems International Inc. issued 9,750,000 common shares in exchange for all outstanding shares in the capital of TRB Systems Inc. As a result of this transaction, control of the combined companies passed to the former shareholders of TRB Systems Inc.

   This business combination situation is referred to as a "Reverse Takeover". Legally, TRB Systems International Inc. is the parent or continuing corporation; however, Generally Accepted Accounting Principles require that the former shareholders of TRB Systems Inc. be identified as the acquirer and that TRB Systems International Inc. and be treated as the acquired company. Accordingly, control of the assets and business of TRB Systems International Inc. has been acquired by TRB Systems Inc. in consideration for the issuance of common shares.

4.	Proforma Statements

   	The proforma statements are the audited statements of TRB Systems Inc., the sole subsidiary of the parent company, with shareholders equity having been restated, based on the number of shares received by the shareholders of TRB Systems Inc. on the sale of the company. The parent company is a non-operating holding company with its sole asset being TRB Systems. Pro-forma statements were used to obtain comparison figures for the year ended June 30, 1996.

5.	Prepaid Expenses

   	ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights licensed to TRB by ABL Properties Company call for a payment of $200,000 during the first year of active sales, a 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs, or March 1, 1999, whichever date was later.

                     TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

   	Effective the third quarter of the current fiscal year TRB has commenced taking orders for bicycles, and management feels active manufacture is expected to commence in the next quarter, with delivery to commence in the first or second quarter of the next fiscal year.

   Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursable by ABL and is credited toward the $ 200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.	Property and Equipment

                                                           Cost
  Office equipment                                      $  6,275
  Tools and machinery                                     30,000
  Automobile                                              10,000
  Moldings                                               539,062
  Booth for Show                                          69,970
  Informercial tape and other
  promotional materials                                   50,000
                                                         705,307
   Less accumulated depreciation                        (131,171)
                                                       $ 574,136
	   The purchase of the property and equipment except the office equipment and automobile were from Marn Seol, a long time employee of TRB in Taiwan and was thus non arms length. As a result the property was purchased for book value in the sum of $545,000, which was paid for by the issuance of 500,000 shares of the Company to Marn Seol, said shares restricted and subject to Rule 144.

7.	Accounts Payable and Accrued Expenses

   The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contracts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period. For the fiscal year ended June 30, l998, such capitalized expenditure amounts to $ 11,835.

   Payable for legal and other professional expenses    $ 141,000
   Other various accrued expenses                          54,192    $ 195,192

8.	Obligations payable to distributors

  	Licensing and Distributorship agreements have been reached for a total of $1,125,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, and Orange County, California, and payments totaling $210,000 have been received, as well as $10,000 for the right of first refusal to be the licensee in Canada. The funds received are a liability of the Company's until products are shipped to the licensees, at which time the basic consideration will have been provided and the value of the contracts taken into income.

                     TRB SYSTEMS INTERNATIONAL INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS


  	The licenses are for three years duration with automatic renewals so long as minimum royalties are paid; and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, 5% in the second year, and 4%
thereafter, with a minimum royalty payment per year as set out in the following table:

                  1st Year        	2nd Year        	3rd Year
	                 Min. Royalties 	 Min. Royalties  	Min. Royalties
Country

India		          $100,000	         $220,000	        $350,000

Benin/Nigeria    	$15,000          	$25,000         	$40,000

Ivory Coast &    	$10,000	          $10,000	         $10,000
5 other countries

Tanzania	         $10,000	          $20,000         	$30,000

Vietnam          	$10,000	          $20,000	         $30,000



9.	 Director's Loans and Loans From Individuals

   The loans payable to a director are unsecured, non-interest bearing with no set terms of repayment. On April 19, l997, balance of director's loans in the amount of $ 163,126 has been converted into equity in exchange for 500,000 shares in the TRB Systems International, Inc. On April 19, 1997, $259,000 of loans from individuals have been converted from current liabilities into long-term liabilities. The conversion was made to properly reflect the status of the loans, namely that they are outstanding liabilities with no set repayment schedule, to be paid as TRB had the funds to pay for them.

10.	Common Stocks

   The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of June 30, 1998 , 11,925,626 voting common shares are issued and outstanding. TRB had authorized capital of 200 shares, of which 100 were outstanding to Motion Plus International Corp'n. (MPI) the sole owner of TRB. Based on the principals of accounting for a reverse takeover See Note 3,4 above), this was restated based on the 9,750,000 shares with a par value of $.001 that was paid by the Company to MPI for 100% of the outstanding stock of TRB when the Company purchased TRB from MPI.

                     TRB SYSTEMS INTERNATIONAL INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS


11.	Research and Development Cost

   SFAS No.2 - Accounting for research and development costs, generally, requires all research and development costs to be charged to expenses when incurred, rather than recording them as inventory or elements of overhead. Costs that are expensed as research and development are as follows; a) intangibles purchased from others, and materials and equipment b) salaries and related costs of personnel engaged in research and development activities c) services performed by others in connection with research and development activities and d) reasonable allocation of indirect costs except general and administrative costs not clearly related to research and development activities.

   Amount of research and development costs charged to expenses are as follows;

                      Fiscal year ended                     Amount
                      June 30, l994                       $ 87,359
                      June 30, l995                        156,885
                      June 30, l996                         81,494
                      June 30, l997                         29,600
                      June 30, 1998                              0

12.	Related Party Transaction

   The Company has a policy of providing an executive with a Company-leased automobile for business purposes and the amount of such expense for the fiscal year ended June 30, l997 was $ 4,370, and for the year ended June 30, 1998, was $6,001.

   There were no other significant non arm's-length basis transactions between the Company and any related party during the fiscal period ended June 30, 1998, except for conversion of director's loan to equity and purchase of property (see Note 6 and 9).

13.	Description of Leasing Arrangements

   The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases is minimal and immaterial in amount.

                     TRB SYSTEMS INTERNATIONAL INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS


14.	Earnings Per Shares

   Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common shares equivalents. For periods prior to the purchase of TRB by the Company, the number of shares has been restated utilizing the 9,750,000 shares paid by the Company to MPI for the purchase of TRB. The average number of shares outstanding under these assumptions would be 11,863,363 shares as of June 30, l997, 11,925,626 as of June 30, 1998, and 9,750,000 as of June 30, 1996 (See
Note 10, above).

15.	Payments In Shares Of Common Stock

   A contract was signed on April 18, 1997 in which Alpha Bytes Inc. accepted 250,000 shares, to be issued directly to its shareholders, as payment for consulting services valued at $25,000 and rendered to TRB Systems, Inc.

16.	Conversion of Investment into Equity

   $305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 45 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended) filed on June 27, 1998.