Form 10-Q
period 1998-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 1998-11-17
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1998
OR
[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from.......... to..........

Commission File Number: 333-7242

TRB SYSTEMS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

        DELAWARE        						          22-3522572
(State or other jurisdiction of					 (I.R.S. Employer
incorporation or organization)					Identification Number)

6 REGENT STREET, LIVINGSTON, NEW JERSEY			  	   07039
(Address of principal executive offices)						(Zip Code)

                      (201) 994-4488
(Registrant's telephone number , including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
[X] YES		[ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING  THE PRECEDING FIVE YEARS:
	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities exchange Act of 1934.
[ ] YES		[ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
	There were 11,925,626 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 1998.

                              INDEX


                                                       Page Number
Part I		Financial Information

	Item 1.	Auditor's Review Statement			                    		 3

      			Consolidated balance sheet, September 30,
			      1998 (unaudited)				                     			        4

         Consolidated Statement of Operations for
         the Quarter ended September 30, 1998 (unaudited) 		 5

         Consolidated Statement of Shareholders'
         Equity, September 30, 1998 (unaudited)	         			 7

         Consolidated Statement of Cash Flow for
         the Quarter ended September 30,1998 (unaudited)  		 8

         Notes to Financial Statements	                 				 9

	Item 2.	Management Discussion and Analysis of
         Financial Conditions and Results of
         Operations	                                 							15

Part II		Other Information								                          17

Stan J.H. Lee & Co. , CPA, CMA                     Tel) 201-944-7246
440 West St. 3rd Fl.                               Fax) 201-944-7759
Fort Lee, N.J. 07024-5058                          E-Mail) sierra5533@aol.com

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Roseland, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of September 30, 1998, and September 30, 1997, and the related consolidated statements of operations and retained earnings, statements of stockholders' equity and statements of cash flows for the periods then ended. The Review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

A review consists principally of inquiries of Company personnel and analytic procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financials statements in order to be in conformity with generally accepted accounting principles.


/s/ Stan J. H. Lee/s/_
Stan J.H. Lee, CPA

November 1, 1998
Fort Lee, N.J.

                        TRB SYSTEMS INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 1998 AND 1997
                               (Notes 1,2,3)

                                 9/30/98      9/30/97
ASSETS

CURRENT ASSETS:
Cash                             $35,423      $3,671
Accounts Receivable (Note 4)   1,040,000
Inventories                      146,766       7,500
Deferred Tax Assets              131,484           0

                               1,353,673      11,171

OTHER ASSETS:
Prepaid Expenses (Note 5)         38,052      27,267
Property & Equipment-net(Note 6) 572,203     498,969
Organization Costs,
net of amortization               31,561      56,734
Security Deposits                  1,043       1,043
Deferred Tax Assets                    0     252,461

                                 642,859     836,474


TOTAL ASSETS                   1,996,532     847,645

LIABILITIES AND STOCKHOLDERS'EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued
Expenses (Note 7)                374,534     195,192
Bank Overdraft                     1,945
Accrued Corporation Income
Tax Payable                          200         249
Obligation Payable to
Distributors                                 160,000
Auto Loan                          4,210
Salaries Payable                     892
Payroll Taxes                      4,334           0

                                 386,115     355,441


Long-Term Liabilities:

Loans from Individuals(Note 9)    38,200     250,500
Director's Loan (Note 9)         192,197      55,000
Auto Loan                          9,790

                                 240,187     305,500

SHAREHOLDERS' EQUITY:
Common Stock, $.001 Par
Value 30,000,000
shares authorized (Note 10)      $11,926     $11,883
Additional Paid-in-Capital     1,816,548   1,227,369
Retained Earnings (Deficit)    ($458,243)($1,102,548)

                              $1,370,231    $136,704


TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY           $1,996,532    $847,645

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                                EARNINGS
           FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                         AND SEPTEMBER 30, 1997


                                 9/30/98      9/30/97


REVENUE FROM PRODUCT SALES       $50,000           $0
LICENSE AND DISTRIBUTOR FEES
(Note 4)                       1,273,000            0
COST OF GOODS SOLD                40,112
GROSS PROFIT                   1,282,888            0

OPERATING EXPENSES:
Promotion Expense                  1,387            0
Consulting                                      4,200
Commission                        11,009       10,775
Professional Fees                 10,696       15,671
Stock Issuance and Transfer
Service                            1,975            0
Travel                             5,411       14,995
Meals & Entertainment              3,415        8,328
Auto Expense (Note 11)             2,200          627

Payroll Taxes                      1,394
Leasing Expense                        0        2,500
Rent (Note 12)                     4,133          925
Telephone                          4,087        2,264
Office Expense                       853        4,947
Supplies                              88            0
Insurance Expense                      0          828
Bank Charges                       1,488          970
Postage                              602          625
Miscellaneous Expenses               725          401
Shipping & Delivery                2,000            0

Advertising                        5,970            0
Depreciation                      25,932       20,323
Amortization                       6,293        6,293
Employees Benefits                 2,363            0
Employees Salaries                 8,077            0
Oversea Operating Expense          1,500        5,000
Other Operating Expense            4,098        4,078

Total Operating Expenses        $105,696     $103,750

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                           EARNINGS (CONTINUED)

                                 9/30/98      9/30/97

INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE                    1,177,193     (103,704)

OTHER INCOME AND
EXPENSE:
Dividend Income                        9           46
Interest Expense                       0            0

INCOME BEFORE INCOME
TAXES                          1,177,202     (103,704)

Income Tax Expenses:
Income Tax Expense                                  0
Current Income Taxes
Deferred Income Taxes           (271,288)           0
Benefit due to Loss
Carryforward (Note 8)                  0       25,000

Net Income (Loss)                905,913      (78,704)

ACCUMULATED DEFICIT,
at beginning                  (1,364,166)  (1,023,844)

ACCUMULATED DEFICIT,
at end                          (458,243)  (1,102,548)

Earnings (Loss) per share
(Note 13)                          (0.08)       (0.01)


See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTH PERIODS ENDED
                         SEPTEMBER 30,1998 AND 1997
                                 (Note 14)


                                                    RETAINED       TOTAL
                       CAPITAL STOCKS               EARNINGS    STOCKHOLDERS
                      NUMBER OF SHARES   AMOUNT    (DEFICITS)      EQUITY

BEGINNING BALANCE
AS OF 6/30/97             11,863,383   $1,191,527 ($1,023,844)    $167,683

Shared Issued                 20,000      $97,725

Net Income (Loss)                                    ($78,704)

Balance as of
9/30/97                   11,883,383   $1,289,252 ($1,102,548)    $186,704

Shares issued between
10/1/97 and 9/30/98           42,263     $539,222

Net Income (Loss)                                   $644,305

Balance as of
9/30/98                   11,925,646   $1,828,474   ($458,243)  $1,370,231

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                         SEPTEMBER 30, 1998 AND 1997


                                 9/30/98      9/30/97
CASH FLOWS FROM
OPERATING ACTIVITIES:
(Net Loss) Earnings              $905,913    ($78,704)
Noncash item includ. in (Net
Loss) Earnings                    303,513       1,616
Increase (Decrease) in Acct's
Recievable- other              (1,040,000)     12,500
Increase (Decrease)
in Inventory                     (120,304)
Increase (Decrease)in Acct's
Payable and Other Payables        167,712
Increase in Obligation
to Distributors                  (230,000)

                                  (13,166)    (64,588)


CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid
Expenses                                       (2,860)
Purchase of Property and
Equipment                         (24,000)
Expenditure in
Security Deposits
Expenditure for Organization
Cost                              (24,000)     (2,860)



CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                      1,945     (18,106)
Loans from Director                73,603
Loans from Individuals            (20,000)     (8,500)
Issuance of Common Stock                       97,725
Auto Loan                          14,000

                                   69,548      71,119


Net increase (decrease)
in Balance of Cash                 32,382       3,671
Cash at Beginning of Period         3,041
Cash at End of Period             $35,423      $3,671

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the quarter ended September 30, 1998.

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

4.	Accounts Receivable

	Accounts receivable reflect the non cash portion of Licensing and Distributorship agreements totaling $1,123,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, and Orange County, California.

The licenses are for three years duration with automatic renewals so long as minimum royalties are paid; and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, 5% in the second year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

                              1st Year	       2nd Year	      3rd Year
	Country	                  Min. Royalties	 Min. Royalties	Min. Royalties

India	                  	     $100,000	       $220,000	      $350,000

Benin/Nigeria                  $15,000	        $25,000	       $40,000

Ivory Coast &	                 $10,000	        $10,000	       $10,000
5 other countries

Tanzania	                      $10,000	        $20,000	       $30,000

Vietnam	                       $10,000	        $20,000	       $30,000

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

5.	Prepaid Expenses

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

6.	Property and Equipment
                                                         Cost
  Office equipment                                    $  6,275
  Tools and machinery                                   30,000
  Automobile                                            34,000
  Moldings                                             539,062
  Booth for Shows                                       69,970
  Informercial tape and other promotional materials     50,000
                                                       729,307
Less accumulated depreciation                         (157,104)
                                                     $ 572,203

The purchase of the property and equipment except the office equipment, booth, $39,000 in molds and automobile were from Marn Seol, a long time employee of TRB in Taiwan and was thus non arms length. As a result the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the Company to Marn Seol, said shares restricted and subject to Rule 144.

7.	Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contracts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

8. Operating Loss Carry Forward

The Company has Loss Carryforwards of $589,162 which are expected to offset in its entirety this year's taxable Income.

9.	 Director's Loans and Loans From Individuals

The loans payable to a director and Loans from Individuals are unsecured, non-interest bearing with no set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

10.	Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of September 30, 1998 , 11,925,626 voting common shares are issued and outstanding.

11.	Related Party Transaction

The Company has a policy of providing an executive with a Company-leased automobile for business purposes and the amount of such expense for the Quarter ended September 30, l997 was $2,200.

There were no other significant non arm's-length basis transactions between the Company and any related party during the fiscal period ended September 30, 1998.

12.	Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases is minimal and immaterial in amount.

13.	Earnings Per Shares

Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,863,363 shares as of June 30, l997, 11,925,626 as of September 30, 1998.

14.	Payments In Shares Of Common Stock

A contract was signed on April 18, 1997 in which Alpha Bytes Inc. accepted 250,000 shares, to be issued directly to its shareholders, as payment for consulting services valued at $25,000 and rendered to TRB Systems, Inc. Alpha Bytes subsequently issued the shares as a dividend to its

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company felt that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on August 12, 1998, the effective date of the Registration Statement on Form SB-2. The 30 day period has expired and no Shareholder asked that the transaction be rescinded.

As of September 30,1998, no shares were rescinded, and the right has expired.

$305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 45 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of the Registration was August 22, 1998.

PART I

Item 2.	Management's Discussion and Analysis of Financial condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its Quarter ended September 30, 1998.

On April 18, 1997 the Company purchased 100% of all the outstanding shares of TRB, as fully described in Other Information, below. TRB Systems Inc. is a Delaware corporation, formed in April 1994, to market and manufacture, worldwide, the Transbar Power System (TPS) technology and its applications to the bicycle, exercycle, electric bicycle and wheelchair.

TRB's technology allows users to engage in a biomechanically correct exercise without the trauma associated with many alternate forms of exercise. Orthopedic doctors and physical therapists have prescribed the TPS bike for patients because of the variable stroke, non-impact motion it provides.
TRB's products are also appealing to older consumers and TRB is well positioned to benefit from the aging of the U.S. population. The TPS motion provides older consumers with an exercise that is cardiovascular and anaerobic, while at the same time is safe and gentle.

Discussion of Financial Information

TRB is the active operating entity, producing, marketing, manufacturing, and supporting the products of the Company. The Company has no active income save for the activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

TRB emerged from being a development stage company to an active operating company in the current quarter. The first $160,000 of inventory was purchased from the company's Taiwan manufacturing facility. Of the $160,000 purchased, $50,000 were sold. International licenses for marketing TRB's products totaling $1,273,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam and India, as well as Distributorships for LA County and Orange County in California and Long Island, New York; and payments totaling $210,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada (See Financial Statements, Note 4). Management had felt that until bicycles were shipped to the licensees and active production and sales commenced, the sale of licenses could not be deemed a source of revenue, and the money collected was deemed a liability of the Company's until bicycles were actually shipped. As TRB has sold $50,000 worth of bicycles to its distributors, has $146,766 in inventory, has another $90,000 worth of bicycles en route from Taiwan, and has over $300,000 in current orders from licensees and distributors; management felt that the revenue associated with license agreements and distributorship agreements could be rightfully recognized
(See Financial Statements, Statement of Operations, Revenues, and Note 4 to the said Statements).

For the quarter ended September 30, 1998, revenues in the sum of $1,273,000 from license sales and $50,000 from bicycle sales were recognized, while in the comparable period ending September 30, 1997 there were no revenues. The Cost of goods sold (associated with bicycle sales only) was $40,112, netting a gross profit of $1,282,888.

Total operating expenses were $105,696 for the quarter ended September 30, 1998, as compared to $103,750 for the quarter ended September 30, 1997. In both periods the major expenses were depreciation and amortization, accounting for about 1/3 of the operating expenses. Professional fees accounted for approximately 11% of the expenses in the current quarter, and for 15% in the comparable quarter of the last fiscal year. These fees represented the cost of becoming a public trading company. Commissions accounted for about 10% of expenses in each of the two quarters, but were relatively small when compared to sales of licenses. The company pays 10% of the value of a license or distributorship as a commission. As sales of bicycles begin to climb, the overall ratio of commissions to sales will drop, as the salesmen receive no commission of the sale of bicycles by the licensees and distributors.

The cash and investment certificate position of the Company was $35,423 on September 30, 1998 as compared to $3,671 on September 30, 1997. Current assets, as a whole, increased significantly, from $11,171 on September 30, 1997 to $1,353,673 on September 30,1998. The reason for the dramatic change was the recognition of sales as noted above, and the recognition of deferred tax assets in the sum of $131,484 from the development period.

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set (See Note 4 to Financial Statements for minimum sales/royalty figures). Primarily, as TRB is now ready to deliver bicycles, with active manufacture and delivery and sale of product having commenced in the current quarter, liquidity needs, management feels, will be met through the sale of bicycles, both internationally and through domestic sales (See Current Plans, below). This will be done on a letter of credit basis, and through credit arrangements with the manufacturers in China, who have given TRB a $2,000,000 line of credit to apply against orders for bicycles. As well, royalty payments will become due from the distributors and licensees. On March 1, 1998 American distributors were given all material necessary to commence domestic sales, and product sales began in September, 1998.

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

Current Plans

The key events that are anticipated by management to occur over the next quarter are the aggressive marketing of TPS based bicycles by the licensees and through active infomercial campaigns, as well as the aggressive sales of licenses for territorial exclusivity in the sale of TRB products. As well, TRB is ready to commence active marketing to USTU member and non-member Taekwondo centers.

		Shooting for a series of infomercials/commercials has been completed, and airing will commence on the major networks in the next fiscal quarter.

	The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in December
1998, with the full backing of the Union, which management and the Taekwondo
Union both feel will yield over $10,000,000 in sales during the ensuing year.



PART II


Item 1.	Legal Proceedings

		The Company is not a party to any material litigation.


Item 2.	Changes in Securities

		NONE

Item	3.	Defaults Upon Senior Securities

		NONE

Item 4.	Submission of Matters to a Vote of Security Holders

		NONE

Item 5.	Other Information

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

Sale of Shares to Investors in TRB

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


<PAQGE> 19


Sale to Byung Yim

500,000 shares were issued to Byung Yim, the Company president, The said shares were restricted, exempt from Registration through reliance on Section 4(2) of the Securities Act of 1933, in that Mr. Yim was a sophisticated purchaser, and subject to Rule 144. The shares were to retire $218,162 in debt owed to Mr. Yim, and in lieu of salaries not drawn.

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

Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. The said shares were subject to a 30 day right of rescission by the shareholders, which was never exercises. The thirty day period expired on September 12, 1998, and no shares were returned to Alpha Bytes for rescission of their issuance.

Commencement of Trading on the NASDAQ OTC Bulletin Board

	On August 21,1998 the Company began active trading on the NASDAQ OTC Bulletin Board under the trading symbol TRBX.

Item 6.	Exhibits and Reports on Form 8-K

23.1		Consent of Auditors for including Review Report	   page 24
99.1		Registration Statement on Form SB-2, Filed
    		with the Commission on July 27, 1998, and declared effective August 22, 1998*

*	The Registration Statement is incorporated herein by reference, as are the
Exhibits thereto, also duly filed on July 27, 1998.

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
Byung Yim, President and Director
		(Principal Executive Officer)

Date:	November 13, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
Byung Yim, President and Director
		(Principal Executive Officer)

Date:	November 13, 1998.

Registration Number 333-7242


	========================================================================


                      	SECURITIES & EXCHANGE COMMISSION
                            	Washington, D.C. 20549



                               	Quarterly Report
                                      On
                                   Form 10-Q




                        	TRB Systems International Inc.







	========================================================================


                                  	EXHIBITS



	========================================================================












                          	September 30, 1998

EXHIBIT 23.1
Consent of Registrant's Auditors
To Include Review Report in
Quarterly Report on Form 10-Q


November 9, 1998

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


	We have reviewed the balance sheet and accompanying statements of the Registrant, as found in the Prospectus which forms part of this Quarterly Report on Form 10-Q, for the fiscal quarter ending September 30, 1998 and September 30, 1997, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

		This accounting firm hereby consents to the filing of this consent as an exhibit to the Registration Statement.





/s/Stan J. H. Lee/s/
Stan J. H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058

Blank back sheet