Form 10-Q
period 1998-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 1999-02-17
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 1998
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
        There were 11,925,646 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 1998.

                              INDEX


                                                               Page Number
Part I		Financial Information

         Item 1. Auditor's Review Statement                              3

         Consolidated balance sheet, December 31,
         1998 (unaudited)                                                4

         Consolidated Statement of Operations for
         the Quarter ended December 31, 1998 (unaudited)                 5

         Consolidated Statement of Shareholders'
         Equity, December 31, 1998 (unaudited)                           7

         Consolidated Statement of Cash Flow for
         the Quarter ended December 31, 1998 (unaudited)                 8

         Notes to Financial Statements                                   9

         Item 2. Management Discussion and Analysis of
         Financial Conditions and Results of
         Operations                                                     15

Part II         Other Information                                       17

Stan J.H. Lee & Co., CPA, CMA                      Tel) 201-944-7246
440 West St. 3rd Fl.                               Fax) 201-944-7759
Fort Lee, N.J. 07024-5058                          E-Mail) sierra5533@aol.com

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Roseland, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of December 31, 1998 the related consolidated statements of operations and retained earnings, statements of stockholders' equity and and the consolidated statement of cash flows for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

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

The financial statements for the fiscal year ended June 30, 1998 were audited by us, and, we expressed an unqualified opinion on them in our report dated October 01, 1998, but we have not performed any auditing procedures since that date.

/s/Stan J. H. Lee/s/
 -----------------
Stan J.H. Lee, CPA

February 12, 1999
Fort Lee, N.J.

                        TRB SYSTEMS INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 1998 AND JUNE 30, 1998
                               (Notes 1,2,3)

                                 12/31/98    6/30/98
ASSETS

CURRENT ASSETS:
Cash                             $254,455     $3,041
Accounts Receivable             1,117,114
Inventories                        28,462     26,462
Deferred Tax Assets               127,196    402,772

                               1,527,226     402,772

OTHER ASSETS:
Prepaid Expenses (Note 5)         38,052      27,267
Property & Equipment-net(Note 6) 546,271     574,136
Organization Costs,
net                               25,268      37,854
Security Deposits                  1,043       1,043

                                 610,633     651,085



TOTAL ASSETS                  $2,137,860  $1,083,360


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued
Expenses (Note 7)                514,290     210,939
Corporation Income
Tax Payable                          200         200
Obligation Payable to
Distributors                                 230,000
Auto Loan                          4,800
Payroll Taxes                      7,213       1,109

                                 526,503     442,248


Long-Term Liabilities:

Loans from Individuals            38,200      58,200
Director's Loan (Note 9)         184,694      58,200
Auto Loan                          9,200

                                 232,094     176,794

SHAREHOLDERS' EQUITY:
Common Stock, $.001 Par
Value 30,000,000
shares authorized (Note 10)      $11,926     $11,926
Additional Paid-in-Capital     1,816,548   1,816,548
Retained Earnings (Deficit)     (449,210) (1,364,156)

                               1,379,264     464,318


TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY           $2,137,860  $1,083,360

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             FOR THE THREE MONTH PERIOD AND FISCAL YEAR ENDED
                     DECEMBER 31, 1998 AND JUNE 30, 1998


                                12/31/98      6/30/98


REVENUES FROM PRODUCT SALES     $310,723
LICENSE AND DISTRIBUTOR FEES
(Note 4)                          50,000
COST OF GOODS SOLD              (122,951)
GROSS PROFIT                     237,772

OPERATING EXPENSES:
Promotion Expenses                16,682       85,223
Consulting                         3,500        4,313
Commission                                     12,198
Professional Fees                 13,281       24,215
Stock Issuance and Transfer
Service                                         6,285
Contract Labor                    17,699
Contribution                      10,000          600
Travel                            17,558       20,112
Meals & Entertainment              9,238       19,333
Auto Expense (Note 11)             1,672        6,001
Payroll Taxes                      1,048          585
Leasing Expense                                 7,330
Rents (Note 12)                    8,307        5,470
Research and Development           1,000
Communication                      6,425        9,423
Office Expense                     5,390       11,500
Sponsorship                                    25,500
Supplies                             636        3,836
Insurance Expense                  1,586        2,638
Bank Charges                       1,833        4,165
Postage                              865        2,234
Miscellaneous Expenses             1,216          307
Show and Exhibition                           120,056
Shipping & Delivery                  381
Advertising                       56,854        5,657
Depreciation                      25,932       90,918
Amortization Expenses              6,293       25,173
Employees Salaries                 8,077        2,308
Oversea Operating Expense                      12,400
Other Operating Expense            1,808        7,356
Utilities                            189          320

                                 217,471      515,456

See Accompanying Notes which are an Integral Part of
Financial Statements

                      TRB SYSTEMS INTERNATIONAL INC.
     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
         FOR THE THREE MONTH PERIOD AND THE FISCAL YEAR ENDED
                   DECEMBER 31, 1998 AND JUNE 30, 1998
                             (CONTINUED)


INCOME FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                          20,302     (515,456)

OTHER INCOME AND EXPENSE:
Dividend Income                       19           33
Interest Expense                  (7,000)

INCOME BEFORE INCOME TAXES        13,321     (515,423)

Income Tax Expenses:
Income Tax Expense
Deferred Income Taxes             (4,288)
Current Income Taxes                             (200)
Benefit due to Loss
Carryforward (Note 8)                         175,311

NET INCOME(LOSS)                   9,033     (340,312)

ACCUMULATED DEFICIT,
at Beginning                    (458,243)  (1,023,844)

ACCUMULATED DEFICIT,
at End                         $(449,210) $(1,364,156)

Earnings(Loss) per
Share(Note 13)                     $0.00       $(0.03)

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTH PERIOD AND
                            THE FISCAL YEAR ENDED
                     DECEMBER 31, 1998 AND JUNE 30, 1998
                                 (Note 14)


                                                    RETAINED       TOTAL
                       CAPITAL STOCKS               EARNINGS    STOCKHOLDERS
                      NUMBER OF SHARES   AMOUNT    (DEFICITS)      EQUITY

BEGINNING BALANCE
AS OF 6/30/97             11,863,383   $1,191,527 ($1,023,844)    $167,683

Shared Issued                 62,263      636,947

Net Income (Loss)                                    (340,312)

Balance as of
6/30/98                   11,925,646   $1,828,474 ($1,364,156)    $464,318

Shares issued between
07/01/98 and 12/31/98

Net Income (Loss)                                     914,946

Balance as of
12/31/98                   11,925,646   $1,828,474   ($449,210)  $1,379,264

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTH PERIOD AND
                            THE FISCAL YEAR ENDED
                      DECEMBER 31, 1998 AND JUNE 30, 1998


                                12/31/98      6/30/98
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                          $9,033    ($340,312)
Noncash item included in
Net Loss                          36,514      (59,220)
Decrease (Increase) in Acct's
Recievable                       (77,114)      12,500
Decrease (Increase)
in Inventory                     118,304      (18,962)
Increase (Decrease) in Acct's
Payable and Other Payables       118,218       16,807
Increase (Decrease) in
Obligation to Distributors                     70,000

                                 204,955     (319,187)


CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid
Expenses                                      (13,645)
Purchase of Property and
Equipment                                    (145,762)

                                             (159,407)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                     21,580     (18,106)
Director's Loan                    (7,503)     63,594
Loans from Individuals                       (200,800)
Issuance of Common Stock                      636,947


Net Increase (Decrease)
in Balance of Cash                219,032       3,041

Cash at Beginning of Period        35,423

Cash at End of Period            $254,455      $3,041

See accompanying notes which are an integral part of the Financial Statements.

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998

1.	Incorporation and Business Activity

TRB Systems International Inc. the "Company", a Delaware Corporation incorporated on April 9, 1997, is a holding company whose only asset is 100 % of voting common stocks in TRB Systems Inc.

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the quarter ended December 31, 1998.

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

See Accompanying Accountant's Review Report which is an Integral Part of Financial Statements

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998

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

See Accompanying Accountant's Review Report which is an Integral Part of Financial Statements.

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998

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

	Accounts receivable reflect the non cash portion of Licensing and Distributorship agreements totaling $1,123,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Orange County, California, Maryland and Delaware.

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


See Accompanying Accountant's Review Report which is an Integral Part pf Financial Statements

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998


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

6.	Property and Equipment
                                                         Cost
  Office equipment                                    $  6,275
  Tools and machinery                                   30,000
  Automobile                                            34,000
  Moldings                                             539,062
  Booth for Shows                                       69,970
  Informercial tape and other promotional materials     50,000
                                                       729,307
Less accumulated depreciation                         (183,036)
                                                     $ 546,271

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


See Accompanying Accountant's Review Report which is an Integral Part of Financial Statements

TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998


8. Operating Loss Carry Forward

The Company has Loss Carryforwards which are expected to offset in its entirety this year's taxable Income.

9.	 Director's Loans and Loans From Individuals

The loans payable to a director and Loans from Individuals are unsecured, non-interest bearing with no set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

10.	Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of December 31, 1998 , 11,925,646 voting common shares are issued and outstanding.

11.	Related Party Transaction

The Company has a policy of providing an executive with a Company-owned automobile for business purposes and the amount of such expense for the three month period ended December 31, l998 was $1,672.

There were no other significant non arm's-length basis transactions between the Company and any related party during the three month period ended December 31, 1998.

See Accompanying Accountant's Review Report which is an Integral Part of Financial Statements


TRB SYSTEMS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 30, 1998


12.	Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases is minimal and immaterial in amount.

13.	Earnings Per Shares

Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,925,646 shares as of December 31, l998, and 11,909,611 as of June 30, 1998.

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

shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company felt that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on August 12, 1998 the effective date of the Registration Statement on Form SB-2. The 30 day period has expired and no Shareholder asked that the transaction be rescinded.

As of September 30, 1998, no shares were rescinded, and the right has expired.

$305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 45 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of the Registration was August 22, 1998.

See Accompanying Accountant's Review Report which is an Integral Part of Financial Statements

PART I

Item 2.	Management's Discussion and Analysis of Financial condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its Quarter ended December 31, 1998.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During its first operating quarter, the company purchased $160,000 in inventory, of which $50,000 were sold. During the current quarter, $310,723 in bicycles were sold, and orders totalling over $200,000 have already been received for the next fiscal quarter.

For the quarter ended December 31, 1998, revenues in the sum of $50,000 from license sales and $310,723 from bicycle sales were recognized, while in the fiscal year ending June 30, 1998 there were no revenues. The
Cost of goods sold (associated with bicycle sales only) was $122,951, netting a gross profit of $237,772.

Total operating expenses were $217,471 for the quarter ended December 31, 1998, as compared to $515,456 for the year ended June 30, 1998. In both periods the major expenses were depreciation and amortization, professional fees, advertising and travel. The high costs of advertising reflect the Company's efforts to have our products well known throughout the United States.

The cash and investment certificate position of the Company was $254,455 on December 31, 1998 as compared to $3,041 on June 30, 1998. Current assets, as a whole, increased significantly, from $432,275 on June 30, 1998 to $1,527,224 on December 31, 1998. The reason for the dramatic change was the recognition of sales of licenses in the last quarter and the current quarter.

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set (See Note 4 to Financial Statements for minimum sales/royalty figures). Primarily, as TRB is now ready to deliver bicycles, with active manufacture and delivery and sale of product having commenced in the last and current quarters, liquidity needs, management feels, will be met through the sale of bicycles, both internationally and through domestic sales (See Current Plans, below). This will be done on a letter of credit basis, and through credit arrangements with the manufacturers in China, who have given TRB a $2,000,000 line of credit to apply against orders for bicycles. As well, royalty payments will become due from the distributors and licensees. On March 1, 1998 American distributors were given all material necessary to commence domestic sales, and product sales began in September, 1998.

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

The Company has completed its first phase of infomercials, which had as a primary objective the familiarization of the public with our bicycle. The Company is in the final stages of its second stage of introducing the TRB bicycle to the general public. It is negotiating a contract that will have QVC produce and air a series of infomercials nationwide during the late spring and early summer of 1999. Management believes this will have a positive impact on our fourth quarter sales, and a definitive impact on sales in the first two quarters of the next fiscal year.


The company has prepared a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union which commenced in December 1998, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.



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

Commencement of Trading on the NASDAQ OTC Bulletin Board

        On August 21, 1998 the Company began active trading on the NASDAQ OTC Bulletin Board under the trading symbol TRBX.

Item 6.	Exhibits and Reports on Form 8-K

23.1		Consent of Auditors for including Review Report	   page 24
27              Financial Data Schedule
99.1		Registration Statement on Form SB-2, Filed
    		with the Commission on July 27, 1998, and declared effective August 12, 1998*

*	The Registration Statement is incorporated herein by reference, as are
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

Date:   February 12, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
Byung Yim, President and Director
		(Principal Executive Officer)

Date:   February 12, 1999.

Registration Number 333-7242


  =======================================================================


                      	SECURITIES & EXCHANGE COMMISSION
                            	Washington, D.C. 20549



                               	Quarterly Report
                                      On
                                   Form 10-Q




                        	TRB Systems International Inc.







   =======================================================================


                                  	EXHIBITS



   =======================================================================












                                December 31, 1998

EXHIBIT 23.1
Consent of Registrant's Auditors
To Include Review Report in
Quarterly Report on Form 10-Q


February 12, 1999

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


	We have reviewed the balance sheet and accompanying statements of the Registrant, as found in the Prospectus which forms part of this Quarterly Report on Form 10-Q, for the fiscal quarter ending December 31, 1998 and fiscal year ended June 30, 1998, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

                This accounting firm hereby consents to the filing of this consent as an exhibit to the Registration Statement.





/s/Stan J. H. Lee/s/
Stan J. H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058

Blank back sheet

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                                         254,455
[SECURITIES]                                         0
[RECEIVABLES]                                1,117,114
[ALLOWANCES]                                         0
[INVENTORY]                                     28,462
[CURRENT-ASSETS]                             1,527,226
[PP&E]                                          38,052
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               2,137,860
[CURRENT-LIABILITIES]                          526,503
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        11,926
[OTHER-SE]                                   1,367,338
[TOTAL-LIABILITY-AND-EQUITY]                 2,137,860
[SALES]                                        360,723
[TOTAL-REVENUES]                               360,723
[CGS]                                        (122,951)
[TOTAL-COSTS]                                (122,951)
[OTHER-EXPENSES]                               217,471
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             (6,981)
[INCOME-PRETAX]                                 13,321
[INCOME-TAX]                                   (4,288)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     9,033
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0