Form 10-Q
period 1999-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 1999-05-18
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1999.
OR
[]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(201) 994-4488
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 11,925,646 shares of common stock outstanding having a par value of $0.001 per share as of March 31, 1999.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                               3

Consolidated Balance Sheet, as of March 31, 1999
and June 30, 1998 (unaudited)                                    4


Consolidated Statement of Operations for
March 31, 1999 and June 30, 1998 (unaudited)                   5&6


Consolidated Statement of Stockholders'
Equity for March 31, 1999 and June 30, 1998(unaudited)           7

Consolidated Statement of Cash Flow for
March 31, 1999 and June 30, 1998 (unaudited)                     8

Notes to Financial Statements                                 9-14

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                      15

Part II         Other Information                               18

Stan J.H. Lee & Co., CPA, CMA                      Tel) 201-944-7246
440 West St. 3rd Fl.                               Fax) 201-944-7759
Fort Lee, NJ 07024-5058                         E-mail- sierra5533@aol.com

INDEPENDENT REVIEW REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Livingston, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of March 31, 1999 the related consolidated statements of operations and retained earnings, the consolidated statements of stockholders' equity and theconsolidated statement of cash flows for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

/s/Stan J. H. Lee/s/
Stan J.H. Lee, CPA

May 11, 1999
Fort Lee, NJ

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1999 AND JUNE 30, 1998
                               (Notes 1,2,3)

                                                 03/31/99        6/30/98
ASSETS
CURRENT ASSETS:
Cash                                         $          -         $3,041
Accounts Receivable                             1,117,114              -
Inventories                                        19,002         26,462
Deferred Tax                                       80,659        402,772
                                                1,216,775        432,275
OTHER ASSETS:
Prepaid Expenses(Note 5)                           38,052         38,052
Property & Equipment-net(Note 6)                  586,634        574,136
Organization Costs,net                             18,975         37,854
Security Deposits                                   1,043          1,043
                                                  644,704        651,085
TOTAL ASSETS                                   $1,861,478     $1,083,360

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses(Note 7)     253,390        210,939
Bank Overdraft                                      5,755              -
Loan Payable                                      147,172              -
Corporation Income Tax Payable                        200            200
Obligation Payable to Distributors                      -        230,000
Auto Loan                                           4,800              -
Payroll Taxes                                       9,596          1,109
                                                  420,013        442,248
LONG-TERM LIABILITIES:
Loans from Individuals                             68,200         58,200
Director's Loan(Note 9)                           175,866        118,594
Auto Loan                                           7,785             -
                                                  251,851        176,794
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par- Value 30,000,000
Shares authorized(Note 10)                        $11,926        $11,926
Additional Paid-in-Capital                      1,816,548      1,816,548
Retained Earnings (Deficit)                      (639,759)    (1,364,156)
                                                1,188,714        464,318
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $1,861,478     $1,083,360

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999, THE 9 MONTH PERIOD
        ENDED MARCH 31, 1999, AND THE FISCAL YEAR ENDED JUNE 30, 1998

                                                     9 months ended
                                        3/31/99         3/31/99        6/30/98
REVENUES FROM PRODUCT SALES           $  67,572       $ 428,295     $        -
LICENSE AND DISTRIBUTOR FEES (Note 4)         -       1,323,000              -
COST OF GOODS SOLD                      (38,294)       (201,357)             -
GROSS PROFIT                             29,278       1,549,938              -
OPERATING EXPENSES:
Promotion Expenses                       32,700          50,769         85,223
Consulting                                6,200           9,700          4,313
Commission                                    -          11,009         12,198
Professional Fees                         5,822          29,799         24,215
Stock Issuance and Transfer Service           -           1,975          6,285
Contract Labor                            9,700          27,399              -
Contribution                                150          10,150            600
Travel                                    5,938          28,907         20,112
Meals & Entertainment                     9,763          22,446         19,333
Auto Expense(Note 11)                       322           4,194          6,001
Payroll Taxes                               813           3,255            585
Leasing Expense                               -               -          7,330
Rents (Note 12)                           5,000          17,440          5,470
Research and Development                      -           1,000              -
Communication                             6,305          16,817          9,423
Office Expense                            1,751           7,994         11,500
Sponsorship                               5,000           5,000         25,500
Supplies                                  2,471           3,195          3,836
Insurance Expense                         3,539           5,125          2,638
Bank Charges                              1,820           5,141          4,165
Postage                                       -           1,467          2,234
Miscellaneous Expenses                      969           2,910            307
Show and Exhibition                      15,440          15,440        120,056
Shipping & Delivery                       9,605          11,986              -
Advertising                               6,854          69,678          5,657
Depreciation                             27,137          79,001         90,918
Amortization Expenses                     6,293          18,879         25,173
Employee Benefits                             -           2,363              -
Employees Salaries                        6,923          23,077          2,308
Oversea Operating Expense                     -           1,500         12,400
Other Operating Expense                       -           5,906          7,356
Utilities                                     -             189            320
                                        170,545         493,711        515,456

See accompanying notes which are an integral part of Financial Statements

                        TRB SYSTEMS INTERNATIONAL INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999, THE 9 MONTH PERIOD
        ENDED MARCH 31, 1999, AND THE FISCAL YEAR ENDED JUNE 30, 1998
                                                9 month period ended
                                       3/31/99       3/31/99          6/30/98

INCOME FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                              (141,267)    1,056,227         (515,456)

OTHER INCOME AND EXPENSE:
Dividend Income                              4            32               33
Interest Expense                        (2,749)       (9,749)               -

INCOME BEFORE INCOME TAXES            (144,012)    1,046,510         (515,423)

Income Tax Expenses:
Income Tax Expense
Deferred Income Taxes                  (46,537)    (322,113)                -
Current Income Taxes                         -            -              (200)
Benefit due to Loss
Carryforward(Note 8)                         -            -           175,311

NET INCOME(LOSS)                       (190,549)    724,397          (340,312)

ACCUMULATED DEFICIT,
at Beginning                           (449,210) (1,364,156)       (1,023,844)

ACCUMULATED DEFICIT,
at End                                ($639,759)  ($639,759)      ($1,364,156)

Earnings(Loss) per
Share(Note 13)                           ($0.02)     ($0.06)           ($0.03)

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999, THE 9 MONTH PERIOD
        ENDED MARCH 31, 1999, AND THE FISCAL YEAR ENDED JUNE 30, 1998
                                 (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY

BEGINNING
BALANCE
AS OF 6/30/97        11,863,383         $1,191,527 ($1,023,844)  $167,683

Shares Issued            62,263            636,947           -          -

Net Income(Loss)              -                  -    (340,312)         -

Balance as of
6/30/98             $11,925,646         $1,828,474 ($1,364,156)  $464,318

Shares issued between
07/01/98 and 3/31/99          -                  -           -          -

Net Income(Loss)              -                  -     724,397          -

Balance as of
3/31/99             $11,925,646         $1,828,474   ($639,759) $1,188,715

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
     FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999, THE 9 MONTH PERIOD
        ENDED MARCH 31, 1999, AND THE FISCAL YEAR ENDED JUNE 30, 1998

                                              9 months ended
                                 3/31/99         3/31/99        6/30/98
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                       ($190,549)      ($724,397)     ($340,312)
Noncash item included in
Net Loss                          79,967         419,993        (59,220)
Decrease (Increase) in Acct's
Receivable                             -     (1,117,114)         12,500
Decrease (Increase)
in Inventory                       9,460          7,460         (18,962)
Increase (Decrease) in Acct's
Payable and Other Payables      (181,517)        50,937          16,807
Increase (Decrease) in
Obligation to Distributors             -       (230,000)         70,000

                                (282,639)      (144,327)       (319,187)
CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid Expenses       -              -         (13,645)
Purchase of Property and
Equipment                        (67,500)       (91,500)       (145,762)

                                 (67,500)       (91,500)       (159,407)
CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                     5,755          5,755         (18,106)
Loan Payable                      68,757        159,759               -
Director's Loan                   (8,828)        57,272          63,594
Loans from Individuals            30,000         10,000        (200,800)
Issuance of Common Stock               -               -        636,947
                                  95,684        232,786         481,635
Net Increase (Decrease)
in Balance of Cash              (254,455)        (3,041)          3,041

Cash at Beginning of Period      254,455          3,041               -

Cash at End of Period                $(0)            $0          $3,041

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998

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

TRB Systems Inc. is in the business of manufacturing, distributing, and selling bicycle, fitness, and motorized two wheel transportation products. Currently all operations are run from the head office facilities in Livingston, New Jersey.

2.	Summary of Significant Accounting Policies

	a) Principles of Consolidation
TRB Systems Inc., the only subsidiary of TRB Systems International Inc. has been included in the consolidated financial statements, as it is the operating entity, with TRB Systems International Inc., a non-operating holding company.

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the three month period ended March 31, 1999.

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

See Accompanying Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998

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

For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterment's that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

See Accompanying Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998

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

	Accounts receivable reflect the non cash portion of Licensing and Distributorship agreements totaling $1,173,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Orange County, California, Maryland and Delaware.

The licenses are for three years duration with automatic renewals so long as minimum royalties are paid; and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, 5% in the second year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

                 1st Year           2nd Year               3rd Year
Country          Min. Royalties     Min. Royalties         Min. Royalties
India            $100,000             $220,000              $350,000
Benin/Nigeria    $15,000              $25,000               $40,000
Ivory Coast      $10,000              $10,000               $10,000
Tanzania         $10,000              $20,000               $30,000
Vietnam          $10,000              $20,000               $30,000

See Accompanying Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998

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

6.     Property and Equipment                                     Cost
  Office equipment                                            $  6,275
  Tools and machinery                                           30,000
  Automobile                                                    34,000
  Moldings                                                     539,062
  Booth for Shows                                              137,470
  Infomercial tape and other promotional materials              50,000
                                                               796,807
Less accumulated depreciation                                 (210,173)
                                                              $586,634

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

See Accompanying Financial Statements.

                            TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND JUNE 30, 1998

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

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of March 31, 1999, 11,925,646 voting common shares are issued and outstanding.

11.	Related Party Transaction

The Company has a policy of providing an executive with a Company-owned automobile for business purposes and the amount of such expense for the three month period ended March 31, l999 was $322.

There were no other significant non arm's-length basis transactions between the Company and any related party during the three month period ended March 31, 1999.

12.	Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases is minimal and immaterial in amount.

13.	Earnings Per Shares

Earnings (Loss) per share is calculated using the weighted average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,909,611 shares as of June 30, l998, and 11,925,646 as of March 31, 1999.

See Accompanying Financial Statements.

                      TRB SYSTEMS INTERNATIONAL INC.
                        NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS
                   MARCH 31, 1999 AND JUNE 30, 1998

14.	Payments in Shares of Common Stock

A contract was signed on April 18, 1997 in which Alpha Bytes Inc. accepted 250,000 shares, to be issued directly to its shareholders, as payment for consulting services valued at $25,000 and rendered to TRB Systems, Inc. Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company felt that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on the date of filing of the Registration Statement on Form SB-2. Alpha Bytes has informed the company that it will retain any shares that are returned. Both Alpha Bytes and the Company feel that as there was no consideration for the said shares, none of the shares will be returned, and the right of rescission is more one of strict compliance and form, rather than a right which will be relied on by any shareholder of Alfa Bytes. In the event any shares are returned, Alpha
Bytes has indicated that it will be the Selling Shareholder for the said shares, and the Company will file any documents necessary to give effect to the registration of the said shares. However, as of March 31, 1999, no shares were rescinded, and the right expired. $305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 54 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of the Registration was August 22, 1998.

See Accompanying Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its Quarter ended March 31, 1999.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During its first three operating quarters, the Company sold $428,295 in bicycles, of which $67,572 were sold in the current quarter.

For the quarter ended March 31, 1999, no revenues from license sales were recognized, as compared to $1,323,000 for the year to date. In the fiscal year ending June 30, 1998 there were no revenues. The Cost of goods sold (associated with bicycle sales only) was $38,294 for the current quarter, as compared to $201,000 for the year to date, netting a gross profit of $29,278 for the current quarter, and $226,917 for the year to date.

Total operating expenses were $217,471 for the quarter ended March 31, 1999, as compared to $515,456 for the year ended June 30, 1998, and 493,711 for the 3 quarters ended March 31, 1999. In each period reviewed the major expenses were depreciation and amortization, promotion, advertising and travel. The high costs of advertising and promotion reflect the Company's efforts to have our products well known throughout the United States.

The cash and investment certificate position of the Company was $254,455 on March 31, 1999 as compared to $3,041 on June 30, 1998. Current assets, as a whole, increased significantly, from $432,275 on June 30, 1998 to $1,216,775 on March 31, 1999. The reason for the dramatic change was the recognition of sales of licenses in the current fiscal year, the company's first operational year.

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set
(See Note 4 to Financial Statements for minimum sales/royalty figures). Primarily, as TRB is now ready to deliver bicycles, with active manufacture and delivery and sale of product having commenced in the last and current quarters, liquidity needs, management feels, will be met through the sale of bicycles, both internationally and through domestic sales (See Current Plans, below). This will be done on a letter of credit basis, and through credit arrangements with Tianjin Worldwide, Inc., of China, who have given TRB a $2,000,000 line of credit to apply against orders for bicycles. As well, royalty payments will become due from the distributors and licensees during the current fiscal year. On March 1, 1998 American distributors were given all material necessary to commence domestic sales, and product sales began in September, 1998.

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

Current Plans

The key events that are anticipated by management to occur over the next quarter are the aggressive marketing of TPS based bicycles by the licensees and through active infomercial campaigns on QVC, as well as the aggressive sales of licenses for territorial exclusivity in the sale of TRB products. TRB is now ready to commence active marketing to USTU member and non-member Taekwondo centers.

The Company has completed its first phase of infomercials, which had as a primary objective the familiarization of the public with our bicycle. The Company is in the final stages of its second stage of introducing the TRB bicycle to the general public. It has negotiated a contract that will have QVC produce and air a series of infomercials nationwide in late July, 1999. Management believes this will have a definitive impact on sales in the first two quarters of the next fiscal year.

The Company has prepared a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union which commenced in December 1998, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.

TRB took part in the Arnold (Schwartzanneger) Fitness Expo 99. The Major award winners received a TRB Bicycle. The bicycle was extremely well received at the show, with unsolicited orders for and sales of over 50 bicycles to prospective licensees, each of whom asked for full company profiles.

TRB has formed an alliance with the NFL Alumni, providing bicycles to many major charity events, increasing the exposure of the bicycle, and of the company. The New York Giants will be using the TRB bicycle as a cross-trainer at their training camp in Albany, New York.

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

Purchase of Equipment from M.T. Seol

500,000 shares were issued to M.T. Seol for the purchase of property and equipment valued at $559,545. This equipment consisted of office equipment for $5,000, tools and machinery for $30,000, an automobile for $10,000, moldings for $464,545, and an infomercial tape and other promotional materials for $50,000. The purchase took place in April of 1997. The said shares were restricted and issued subject to Rule 144, and exempt from registration through reliance on Section 4(2) of the Securities Act of 1933, in that Mr. Seol was a sophisticated purchaser.

The equipment value was strictly based on book value of the goods, as this was a non-arms length transaction in that Mr. Seol is an employee of the Company (SEE:FINANCIAL STATEMENTS, BALANCE SHEET, ASSETS and the accompanying footnote).

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

23.1            Consent of Auditors for including Review Report page 22
27		Financial Data Schedule
99.1		Registration Statement on Form SB-2, Filed
                with the Commission on July 27, 1998, and declared effective August 12, 1998

 The Registration Statement is incorporated herein by reference, as are the Exhibits thereto, also duly filed on July 27, 1998.

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:		May 12, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:		May 12, 1999.

                                      Registration Number 333-7242


     ====================================================================


                        SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549



                              Quarterly Report
                                     On
                                Form 10-Q




                       TRB Systems International Inc.







    ====================================================================


                                EXHIBITS



    ====================================================================









                               March 31, 1999

                                EXHIBIT 23.1
                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-Q


May 12, 1999

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


	We have reviewed the balance sheet and accompanying statements of the Registrant, as found in the Prospectus which forms part of this Quarterly Report on Form 10-Q, for the fiscal quarter ending March 31, 1999, the 9 month period ending March 31, 1999, and the fiscal year ended June 30, 1998, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Registration Statement.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058