Form 10-K
period 1999-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 1999-09-30
CIK 1042610

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        __________________________


                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


        For fiscal year ended       Commission File Number 333-7242
        June 30, 1999

                      TRB SYSTEMS INTERNATIONAL INC.
          (Exact name of registrant as specified in its charter)


        DELAWARE                               22-3522572
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

6 REGENT STREET, LIVINGSTON, NEW JERSEY        07039
(Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code:    (973) 994-4488

    Securities registered pursuant to Section 12 (b) of the Act::    None.

    Securities registered pursuant to Section 12 (g) of the Act::    None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), YES X NO and (2) had been
subject to such filing requirements for the past 90 days  YES   X   NO  .

The aggregate market value of voting stock held by non-affiliates of the Registrant was $10,434,940 based on the average price per share of $0.875 paid for shares on the NASDAQ Bulletin Board on June 30, 1999. The Company trades under the symbol TRBX.

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

	TRB Systems Inc. is a Delaware corporation, formed in April 1994, to market and manufacture, worldwide, the Transbar Power System (TPS) technology and its applications to the bicycle, exercycle, electric bicycle and wheelchair. These technology rights were licensed by TRB Systems Inc. from ABL Properties Company, the owner of the patent rights to the TPS technology (See Licenses, Patents). TRB commenced taking orders in March 1998, and became a fully operational company in July of 1998. The current report on Form 10-K is for the first operational year of the Company.
	Neither the Company nor TRB have ever been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, other than with respect to TRB's acquisition by the Company.

Background Information

	Between 1983 and 1993, over $7.9 million was spent by Alenax Corporation (TRB's predecessor), owned and operated by Mr. Byung Yim, president of both TRB and TRB Systems International Inc., developing and marketing a line of TPS bicycles. In April, 1994, TRB Systems Inc. was incorporated to continue TPS technology development, and to manufacture and market the finished product lines worldwide. To date 1,060 bicycles have been produced and sold.
	TRB, licensed from ABL Properties Corp., the company owning the patent rights to the TPS technology, the exclusive rights to market and enhance products using the Transbar Power System (See Licenses). TRB intends to create what management believes is a new generation of cycling and fitness products using the patented TPS technology. The characteristics of the TPS technology are similar to that used in stepper machines, which are currently one of the fastest growing segments of exercise equipment industry. In short the technology allows the users of TRB's products to exercise using a natural walking or jogging motion. Management believes this produces the results the user wants- but alleviates the damage to the lower back, hips, knees, and ankles that traditional biking ,or jogging on pavement, produce.
	TRB's technology allows users to engage in a biomechanically correct exercise without the trauma associated with many alternate forms of exercise. Orthopedic doctors and physical therapists have prescribed the TPS bike for patients because of the variable stroke, non-impact motion it provides. TRB's products are also appealing to older consumers and TRB is well-positioned to benefit from the aging of the U.S. population.
The TPS motion provides older consumers with an exercise that is cardiovascular and anaerobic, while at the same time is safe and gentle.

Business Development

Over the past year TRB has focussed on developing the Bicycle sales segment of its product line. Agreements were signed with TriCom Pictures and Shop T.V., both of Florida, for the production of infomercials and commercials which aired in the second quarter of the fiscal year. These served both to educate the public with respect to the TPS technology, and to generate direct sales of product.

TRB has signed an agreement with the U. S. Taekwondo Union (USTU) allowing TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and at the annual meeting of the USTU in California in November, 1998, TRB was allowed to make a presentation regarding TRB's products and their benefits, to the attendees. The Company has prepared marketing material for the individual Taekwondo Centers, and it is anticipated that active sales will commence in the second quarter of the 1999-2000 fiscal year.

TRB has also commenced active sales during the current fiscal year, with sales of over $600,000 in bicycles in its first operational year, and income recognition for over $1,323,000 in distributorship and license fees.

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
                drive chain.

The TRB BIKE is offered in five (5) models; Mountain Bike(MTB), Leisure Bike, BMX(Children), ATB(all-terrain), and CROSS TRAINING-BIKE. In mass production, TRB will offer a pedal arm in lengths of either 225mm or 250mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 170mm. TRB plans to focus initially on the single action, natural stepping motion in all the bikes with the exception of a 20" JUVENILE BIKE that will be introduced with our proprietary multifunctional pedal action within a 9-12 months train after the TRB rollout. Our tricycle will follow within one year. TRB will attack the high-end professional rider market in the second phase of our business plan. TRB is currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

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

Electric Bike

POWER+BIKE is an outdoor bike that uses the same natural "up-down" motion of all the TRB bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph.
TRB's POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23lbs, light and efficient enough for the senior citizen and women's market (can be pedaled comfortably in a business skirt or suit) and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenience for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be struck too far from home. With a retail cost of $600 and manufacturing costs at $200, a long with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

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

The Market

	TRB will focus on the six markets indicated below in its next year of operation:

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


                        Percentage of                        Percentage of
Facility                U.S. Hospitals(1)  Facility          U.S. Hospitals(1)
Physical Therapy Services          78.4%   Orthopedic Surgery             66.0
Comprehensive Geriatric Assessmt   20.3    Outpatient Rehabilitation Unit 48.2
Occupational Therapy Service       54.3    Inpatient Rehabilitation Unit  13.4
Cardiac Rehabilitation Program     39.0    Geriatric Clinic                8.1
Sports Medical Clinic              18.2    Fitness Center                 14.6


		(1)	AHA, 1992 Annual Survey.

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

	The ROM of the TPS is variable and can accommodate all ROM restrictions, which allows patients to begin rehabilitation sooner. The biomechanical design of the TPS also puts less strain on limbs and joints by generating a force along the muscle belly, rather than at the insertion (joints). This enables patients to recover from surgery faster than with current techniques, while reducing the probability of reinjury.

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

Distribution Methods of the Products or Services

Marketing Plans & Products

	Currently, bicycles are sold mainly through retail outlets and specialty bike shops; while institutional exercise equipment is sold through trade shows, magazines and direct mail. The bicycle industry has seen many significant changes over the past decade in how products are distributed. TRB intends to take advantage of the newest techniques. The Company's long-term strategy is to use regional distributors in the U. S. market and licensees overseas to sell its products through a network of specialized bike and sporting goods shops.
	In the current fiscal year, the Company hired an advertising and public relations firm, as well as TRICOM Pictures and SHOP T.V. of Florida, to begin to promote ergometers, electric bicycles, and bicycles through a variety of media, i.e. infomercials on cable television and general television commercials. TRB established market awareness through these efforts, as well as over $600,000 in bicycle sales. TRB is currently negotiation with QVC for television sales of its bicycles and electric bicycles. The Company is also currently hiring sales personnel to augment its distribution channels to increase sales in the next fiscal year. For the line of ergometers, TRB plans to investigate possible alliances with existing sporting goods manufacturers. The Company anticipates that after brand awareness and an established corporate image have been achieved, TRB will be able to market its ergometers and electric bicycles through a network of bike retailers, in accordance with the Company's long term strategy.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Patents

	Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents is included as an exhibit to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 1998.

Licenses

        The TPS technology rights were Licenses from ABL Properties, the owner of the patent rights to the TPS technology, by TRB Systems Inc. The rights licensed to TRB by ABL Properties Company call for a payment of $200,000 during the first year of active sales, a 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL is 100% owned by Byung Yim, President and CEO of TRB Systems International Inc.

	Copies of the license and underlying patents are included as exhibits to the Registration Statement on Form SB-2 filed on July 27, 1998, and are included herein by reference.

Other Intellectual Rights

	No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by the Company.

Need for Any Government Approval of Principal Products or Services

	To the best of the Company's knowledge, there are no special requirements for government approval of its principal products or services, other than those generally applicable to normal business operations.

Effect of Existing or Probable Governmental Regulations on the Business

	The Company is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

	During the past two years TRB spent approximately $1,000 on R&D, all of which will be borne by the customer as reflected in the price of the products of TRB.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

	The Company is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

The Company has 4 full time employees, and no part time employees.

Equipment

	The fixed assets of the Company as valued for accounting purposes have a depreciated book value of $559,497, and an non-depreciated book value of $758,275. The assets are principally comprised of tools and dies for the manufacture of the components for the TPS system.

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

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities will be required, however the current facilities are expected to suffice until after December 31, 1999.

Item 3	LEGAL PROCEEDINGS.

	There is an outstanding action in the Supreme Court of New York with respect to Hyun Hong. This action is, in management's opinion, without merit. It refers to a claim made for a return of funds that were never advanced to TRB in the first place. It would appear highly unlikely that this will result in any judgment as against the Company.

There exists an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995. The action appears premature, and has been settled as of this date for the issue of shares as against the debt, in the total sum of $190,000. The settlement is for shares already paid to Mr. Koff, and it is unlikely the Company will have to pay any further sums to him.

There is an action in the Supreme Court of New Jersey by Cherinson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. They seek recovery of approximately $110,000. They have indicated that there may be a settlement for $60,000. It is likely that the Company will settle this claim in the vicinity of $50,000.

Sawtooth Group of New Jersey has commenced an action in New Jersey Supreme Court for $111,000 for services rendered as Public Relations Consultants for the Company. It is believed that this is a meritless claim, as Sawtooth failed to provide the services contracted for in a professional manner, and caused the Company to suffer losses. It is however likely that this claim will eventually be settled for some amount inn the vicinity of $40,000.



Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	NONE.

PART II

Item 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

	The Company is authorized to issue 30,000,000 shares of Common Stock, with a par value of $.001. Immediately prior to this offering 11,925,626 shares of Common Stock were outstanding and held of record by 278 persons as of June 30, 1999. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

Transfer Agent

	The transfer agent for the Company's Capital Stock is Continental Stock Transfer Company of New York.

Price Range of Common Stock and Dividends

	The Common Stock of the Company commenced trading in the United States on the NASDAQ over-the-counter market on August 21, 1998. At the end of the 1997-1998 fiscal year there was no market for the shares of the Company, and to the best of the Company's knowledge no shares were sold by any shareholder to any third party. As a result of the foregoing it was impossible to set any price for the stock of the company for the said year.

Summary of Market Activity for the Current Fiscal Year:

				 Bid

            Quarter Ended                           High            Low

            June 31, 1998                           none            none

            September 30, 1998                      $5.00           $5.00

            December 31, 1998                       1 15/16         1 15/16

            March 31, 1999                          1.50            1.265

            June 30, 1999                           0.875           0.625

	The number of Share Holders of Common Stock of the Company as of June 30, 1999 was 278.


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

OPERATING RESULTS*
                              Cumulative      Fiscal year ended June 30
                              Since             1998            1999
                              Inception
                              to June 30,
                              1998
Revenues:
Sales                         $161,354          $ 0             $639,023
Cost of Sales                  146,362            0             (460,541)
Gross Profit                    14,992            0              178,482
Other Income                       346           33                   32
License and Distribution Fees        0            0            1,323,000
Total Income                    15,338           33            1,501,482

Expenses:
Total Expenses               1,781,700      515,456              601,869

Net profit (loss) before
taxes                       (1,766,362)    (515,423)             899,545
Net Profit(loss)            (1,364,156)    (340,312)             630,380
Net profit (loss) per share                  $(0.03)               $0.05


FINANCIAL POSITION:
Current Assets                              432,275            1,447,959
Other Assets                                651,085              611,274
Total Assets                              1,083,360            2,089,233

Current Liabilities                         442,248              740,722
Other Liabilities                           176,794              253,813
Total Liabilities                           619,042              994,535

Stockholder's equity                        464,318            1,094,698

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS.

	The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended June 30, 1998 and June 30, 1999.

	On April 18, 1997 the Company purchased 100% of all the outstanding shares of TRB, as fully described in Material Events, below. As a result of the aforementioned transaction, the Company gained TRB, whose activities are fully described herein.

Discussion of Financial Information

	The Company has no active income save for the operational activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

	TRB has emerged as an operating entity in the current fiscal year. International licenses for marketing TRB's products totaling $1,125,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam and India, and payments totaling $210,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada (the details of the license agreements, as well as the payment and royalty arrangements are fully discussed in "Manufacturing/Technology Licensing Agreements" at page 9).

        For the fiscal years ended June 30, 1999, revenues totalled $1,501,482, as compared to the previous fiscal year, when there were no revenues.

	The overall loss during the development period to the end of June
30, 1998 was $1,364,156, with losses during the fiscal year June 30, 1998 being $340,312 as compared to a profit before taxes of $899,645 for the fiscal year ended June 30, 1999. Total operating expenses were $515,456 for the year ended June 30, 1998, as compared to 592,120 for the year ended June 30, 1999. For the development period to June 30, 1998, expenses were $1,762,232, with the major costs being consulting fees, R&D, and professional fees. The major operating expenses in the year ended June 30, 1998 reflected TRB readying itself for emergence from the development phase, with promotions and show and exhibition expenses accounting for 40% of the year's expenditures. In the current fiscal year, expenses were evenly distributed with travel, advertising, show related expenses, as a group, accounting for about 20% of the overall expenses of the Company. Both fiscal periods had amortization and depreciation costs of about 15% of total expenses.

	The cash and investment certificate position of the Company was $3,041 on June 30, 1998 as compared to $0 on June 30, 1999. Current assets, as a whole, increased significantly, from $432,275 on June 30,1998, to $1,477,959 on June 30, 1999.


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

Sale to Byung Yim

        500,000 shares were issued to Byung Yim, the Company President, The said shares were restricted, exempt from Registration through reliance on
Section 4(2) of the Securities Act of 1933, in that Mr. Yim was a sophisticated purchaser, and subject to Rule 144. The shares were to retire $218,162 in debt owed to Mr. Yim, and in lieu of salaries not drawn (See:
"SECURITY OWNERSHIP OF MANAGEMENT" at page 33 of this Registration Statement).

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

Sale of Shares to Alpha Bytes, Inc.

Alpha Bytes, Inc., 7050 Woodbine Ave., Suite 205, Markham, Ont., Canada L3R 4G8, a Colorado public corporation presently traded on the NASDAQ Bulletin Board market, provided consulting services to the Company regarding software development for the inventory control and Management Information Systems to be used by the Company for consideration in the sum of $25,000, which sum Alpha Bytes invested in the Company for 250,000 shares acquired on April 18, 1997. The shares issued were exempt from registration pursuant to Rule 504 of Regulation D of the SEC, in that the total investment in TRB for the year was less thanthe maximum allowed by the rule. The holdings accounted for less than 2.2% of the outstanding shares of the Company.

	Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company feels that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission, commencing on August 12, 1998, the effective date Registration Statement on Form SB-2, registering the said shares. Alpha Bytes had informed the Company that it would retain any shares that were returned.
The thirty day period expired on September 12, 1998, and no shares were returned to Alpha Bytes for rescission of their issuance.

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set.

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

Current Plans

	The key events that are anticipated by management to occur over the next year are the aggressive marketing of TPS based bicycles by the licensees and distributors and through active infomercial campaigns, as well as the aggressive sales of licenses for territorial exclusivity in the sale of TRB products. As well, TRB is now ready to commence active marketing to USTU member and non-member taekwondo centers.

         Over $1,000,000 in distributorships and license issuances have been sold by the company and recognized as income for the 1998-1999 fiscal year, the first operational year for the Company. These distributors and licensees will commence active sales in the 1999-2000 fiscal years.

	The American Chiropractic Association has agreed to use and actively market TRB products through its membership, due to the products' therapeutic benefits. This program will be actively and aggressively pursued and supported by TRB, and should significantly impact the profits of the Company during the next fiscal year.

	The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in December 1999, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.

	The Company has begun to penetrate the Far Eastern market, and has received $200,000 in orders from South Korea which it plans to fill in the second quarter of the next fiscal year. As well, the Company has established TRB Systems (China) as a wholly owned subsidiary, which should commence active manufacturing and sales operations in the next fiscal year. Currently, the company is negotiating with NISSHO IWAI of Japan, Japan's eighth largest corporation, for sales representation in the Japanese market.

	The Company plans to continue its work with the NFL Alumni in support of children's charities.

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

				First Elected
Name			Age	or Appointed/Term		Position

Byung D. Yim		57	April 18, 1997*			President

*	Elected on December 18, 1994, by the board of directors at the recommendation of the Company's stockholders, to serve as a director until the next annual meeting of the Company's stockholders, and until her successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.________________


Biographies of Directors, Officers and Director Nominees

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

Compensation of Directors

Standard Arrangements

    	All members of the Company's board of directors are paid a per diem fee of for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision ofreceipts in form and substance adequate to satisfy Internal Revenue Service audit requirements (e.g., long distance telephone, postage, etc.).

Other Arrangements

	Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors.

Employment contracts, termination of employment & change-in-control arrangements.

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


	Mr. Yim was entitled to draw a salary of $50,000 during the fiscal year ending June 30, 1999. As well, he was provided with an automobile and operating expenses for the said automobile were paid on his behalf. The value of this was $6,784.

        Prior to the 1998 fiscal year, Mr. Yim took no salaries, and infused $163,126 into the TRB. In lieu of the repayment of the loan, and charging the company for salaries not claimed in previous years, Mr. Yim was issued 500,000 shares in the capital stock of the Company.

SUMMARY, COMPENSATION TABLE

           Annual Compensation     Awards               Payouts
                                       Other  Rest-
                                       Annual ricted
                                       Compen-Stock Aw-  SU  SA
Name and                               sation       ards OP  RS LTIP Other
Position    Year* Salary  ($)  Bonus($)       (#)   ($)  __ ($) ___ ($)
Byung YIM** 1999+ 0++          0     6,784***  0     0   0   0   0   0
Byung YIM** 1998  50,000       0     6,285***  ****  0   0   0   0   0

+      Fiscal year ended June 30, 1999.
++ This sum is due and owing to Mr. Yim, and has been converted to a director's loan. See Note 9 in the accompanying financial statements.
*      Fiscal Year Ending June 30, 1998
**     President, CEO, and Sole Director
***    Automobile Expenses
**** Received 500,000 shares of common stock in the Company in lieu of $163,126 loaned to the Company as Operating Expenses in 1994-1996, and in lieu of Executive Compensation for the same years, during which he did not draw a salary.

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

                     Basis           Percentage of            Other Basis
Name                 For Control     Voting Securities owned  For Control

Motion Plus Int'l.
Corporation(MPI)     Share Ownership        86%               None

NOTE: Motion Plus International Corporation (MPI) is controlled by Byung Yim, the president of the Company, and his children. Mr. Yim's children, Alexander B. Yim (age-21), and Lena B. Yim (age-19), hold 39% interest in
MPI each. Mr. Yim has a 20% interest in MPI, and the remaining 2% is held by Hee J. Yim. Alexander and Lena Yim reside at 595 Windflower Court, Morganville, NJ 07751.

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

                Name and Address                Amount and Nature of   Percent
Title of Class  of Beneficial Owner             Beneficial Ownership   of Class

Common          Byung Yim                       2,450,000 Shares*      20.9
Stock           21 Hutton Ave., Apt. 3
                West Orange NJ 07025
Common          Alexander B. Yim                3,802,500 Shares*      33.5
Stock           595 Windflower Court
                Morganville, NJ 07751
Common          Lena B. Yim                     3,802,500 Shares*      33.5
Stock           Address as for A. B. Yim

*	Motion Plus International Corporation (MPI), 4 Becker Farm Road,
Roseland, NJ 07068 owns 9,750,000 shares of the Company. Byung Yim, the president of the Company , owns 20% of the shares in MPI. Mr. Yim's children, Alexander B. Yim (age-21) and Lena B. Yim (age-19), each hold a 39% interest in MPI. Mr. Yim received a further 500,000 shares from the Company.

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

                Name and                Amount and
Title           Address of              Nature of       Percent
of              Beneficial              Beneficial      of
Class           Owner                   Owner           Class
Common
Stock           Byung Yim               9,750,000*      86%*

Common
Stock           Byung Yim                 500,000**      4.3

* Motion Plus International Corporation, 4 Becker Farm Road, Roseland, NJ 07068 owns 86% of the stock on the Company and Byung Yim, the president and sole director of the Company who resides at 21 Hutton Ave., Apt. 3, West Orange NJ 07025, has a 20% interest in MPI.

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
		FORM 8-K.

		(a)		The following documents are filed as a part
of this Report:

(1)	Financial Statement.  	The following Financial Statements are filed
as part of this Report:


                                                                          Page

        Report of Independent Public Accountants.                          26

        Balance Sheets: June 30, 1998, June 30, 1997, June 30, 1996.       27

	Statements of Operations: Year Ended June 30, 1998,
        Year Ended June 30, 1997 and June 30,1996.                         28

	Statement of Cash Flows: Year Ended June 30, 1998,
        Year Ended June 30, 1997, and Year Ended June 30, 1996.            30

        Statement of Stockholders' equity: July 1, 1995- June 30, 1998.    31

        Notes to Financial Statements.                                     32

 (2)    Exhibits.             The following exhibits are filed as part of
this Report:

        Exhibit No.     Item                                              Page

               	2.0		+ Registration Statement on Form SB-2.

    2.1             ++ Exhibits to Registration Statement on Form SB-2.

   	3.1		           *  Articles of Incorporation of Registrant dated
                         April 9, 1997.

    3.2            **  Bylaws of Registrant.

    27                 Financial Data Schedule                            35
__________________________________
Notes:

+	Filed on July 27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

++	Filed on July 27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

*	Filed as an Exhibit to the Registration Statement on Form SB-2 on July
        27, 1998, and declared effective on August 12, 1998, and incorporated by reference.

**	Filed as an Exhibit to the Registration Statement on Form SB-2 on
        July 27, 1998, and declared effective on August 12, 1998, and incorporated by reference.


	SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:	September 24, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:	September 24, 1999.













                         TRB SYSTEMS INTERNATIONAL INC.

                     Consolidated Financial Statements and
                         Accountant's Audit Report
                   For the Fiscal Year Ended June 30, 1999



































                          TRB SYSTEMS INTERNATIONAL INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999





                               TABLE OF CONTENTS
______________________________________________________________________________



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


______________________________________________________________________________






Stan J.H. Lee & Co., CPA, CMA                   Tel) 201-944-7246
440 West St. 3rd Fl.                            Fax) 201-944-7759
Fort Lee, N.J. 07024-5058                       E-Mail) sierra5533@aol.com




INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Roseland, New Jersey



We have audited the accompanying consolidated balance sheet of TRB Systems International Inc. as of June 30, 1999, the consolidated related statement of operations and deficits,consolidated statement of stockholders' equity and consolidated statement of cash flows for the fiscal year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International Inc. at June 30, 1999, and the results of its operations and its cash flow for the fiscal year then ended in conformity with generally accepted accounting principles.



_______________________
Stan J.H. Lee, CPA

September 14, 1999
Fort Lee, N.J.

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                     AS OF JUNE 30, 1999 AND JUNE 30 1998
                               (Notes 1,2,3)

                                        6/30/98           6/30/99
ASSETS

CURRENT ASSETS:
Cash					$  3,041
Accounts Recievable (Note 4)                              1,323,450
Inventories				  26,462	     21,002
Deferred Tax Assets                      402,772            133,507
                                         432,275          1,477,959
OTHER ASSETS:
Prepaid Expenses (Note 5)                 38,052             38,052
Property & Equipment- net (Note 6)        74,136            559,497
Organization Costs, net of                37,854             12,682
Security Deposits                          1,043              1,043
                                         651,085            611,274

TOTAL ASSETS                          $1,083,360          2,089,233

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 7)                                 210,939            328,818
Bank Overdraft                                                6,819
Loan Payable                                                395,289
Corporation Income Taxes Payable             200                200
Obligation to Distributors               230,000
Payroll Taxes                              1,109              9,596
                                         442,248            740,722
Long-Term Liabilities:
Loans from Individuals (Note 9)           58,200             75,510
Director's Loan (Note 9)                 118,594            168,058
Auto Loan                                                    10,245
                                         176,794            253,813
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value 30,000,000
shares authorized (Note 10)              $11,926            $11,926
Additional paid-in-capital             1,816,548          1,816,548
Retained earnings (Deficit)          ($1,364,156)         ($733,776)
                                        $464,318         $1,094,698

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $1,083,360         $2,089,233

See Accompanying Notes which are an Integral Part of Financial Statements


                         TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
       FOR THE FISCAL YEAR  ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                        6/30/98           6/30/99
REVENUE FROM PRODUCT SALES                               $639,023
COST OF GOODS SOLD                                       (460,541)
GROSS PROFIT                                              178,482
LICENSE AND DISTRIBUTOR FEES (Note 4)                   1,323,000
                                                        1,501,482
OPERATING EXPENSES:
Consulting                              4,313              12,100
Professional fees                      24,215              44,009
Advertising                             5,657              72,618
Amortization Expenses                  25,173              25,172
Auto Expenses (Note 11)                 6,001               6,784
Bank Charges                            4,165               5,631
Promotion Expenses                     85,223              50,769
Commission                             12,198              11,009
Stock Issuance and Transfer             6,285               1,975
Contract Labor                                             39,399
Contribution                              600              10,150
Depreciation                           90,918             106,138
Employee Benefits                                           2,363
Employee Salaries                       2,308              23,890
Oversea Operating Expenses             12,400               1,500
Insurance                               2,638               5,125
Leasing Expenses                        7,330
Meals & Entertainment                  19,333              23,764
Miscellaneous Expenses                    307               6,291
Other Operating Expenses                7,356               5,906
Show and Exhibition                   120,056              24,140
Office Expenses                        11,500              10,056
Postage                                 2,234               2,399
Rents (Note 12)                         5,470              22,440
Research and Development                                    1,000
Supplies                                3,836               3,378
Sponsorship                            25,500               5,000
Payroll Taxes                             585               3,596
Shipping & Delivery                                        13,186
Travel                                 20,112              30,207
Communication                           9,423              21,936
Utilities                                 320                 189

Total Operating Expenses             $515,456            $592,120

See Accompanying Notes which are an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (CONTINUED)

                                        6/30/98           6/30/99
INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE                            (515,456)          909,362

OTHER INCOME AND EXPENSE:
Dividend Income                              33                32
Interest Expense                                           (9,749)

INCOME BEFORE INCOME TAXES             (515,423)          899,645

Income Tax Expenses:
Deferred Income Taxes                                    (269,265)
Current Income Taxes                       (200)
Benefit due to Loss Carryforward
(Note 8)                                175,311

Net Income (Loss)                      (340,312)          630,380

ACCUMULATED DEFICIT, at Beginning    (1,023,844)       (1,364,156)

ACCUMULATED DEFICIT, at End          (1,364,156)         (733,776)

Earnings (Loss) per Share (Note 13)   $   (0.03)            (0.05)






See Accompanying Notes which are an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE FISCAL YEAR ENDED
                       JUNE 30, 1999 AND JUNE 30, 1998
                                   (Note 14)




                                                  RETAINED    TOTAL
                   COMMON STOCK                   EARNINGS    STOCKHOLDERS'
                   NUMBER OF SHARES   AMOUNT     (DEFICITS)   EQUITY

BEGINNING BALAN-
CE AS OF 6/30/98         11,925,646   $1,828,474 ($1,364,156)   $464,318

Shares issued between
7/1/98 and 3/31/99

Net Income (Loss)                                               $630,380

Balance as of 6/30/99    11,925,646   $1,828,474   ($733,776) $1,094,698











See Accompanying Notes which are an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE FISCAL YEAR ENDED
                      JUNE 30, 1999 AND JUNE 30, 1998

CASH FLOWS FROM                         6/30/98           6/30/99
OPERATING ACTIVITIES:
(Net Loss)  Earnings                  ($340,312)         $630,380
Noncash item included in (Net
Loss) Earnings                          (59,220)          472,412
Increase (Decrease) in Accounts
Recievable                               12,500        (1,117,114)
Increase (Decrease) in Inventory        (18,962)           (2,000)
Increase (Decrease) in Acct's Payable
and Other Payables                       16,807           117,879
Increase (Decrease) in Obligation
to Distributors                          70,000          (230,000)

                                       (319,187)         (128,443)
CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid Expenses        (13,645)
Purchase of Property and Equipment     (145,762)          (91,500)

                                       (159,407)          (91,500)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                          (18,106)            6,819
Loans Payable                                             146,350
Loans from Individuals                 (200,800)           17,310
Director's Loan                          63,594            49,454
Issuance of Common Stocks               636,947

                                        481,635           219,943

Net Increase(Decrease) in Balance
of Cash                                   3,041                 0

Cash at Beginning of Period

Cash at End of Period                    $3,041                $0










See Accompanying Notes which are an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999

1. Incorporation and Business Activity

TRB Systems International Inc., a Delaware corporation incorporated on April 11, 1997, is a holding company whose only asset is 100 % of voting common stocks in TRB Systems Inc..

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

a) Principles of Consolidations

TRB Systems Inc., the only subsidiary of TRB Systems International Inc. has been included in the consolidated financial statements, as it is the operating entity, with TRB Systems International Inc., a non-operating holding company.

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the Fiscal Year Ended June 30, l999.

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









See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999

2. Summary of Significant Accounting Policies - continued

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

f) Net Operating Loss Carry-forward

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

For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

j) Inventories

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.


See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

3. Business Combination

Pursuant to an Agreement dated April 18, 1997, and effective on that date, TRB Systems International Inc. issued 9,750,000 common shares in exchange for all outstanding shares in the capital of TRB Systems Inc. As a result of this transaction, control of the combined companies passed to the former shareholders of TRB Systems Inc..

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

4. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,323,450 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland
Delaware, and Orange County, California.

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

                     1st Year            2nd Year          3rd Year
Country              Min.Royalties       Min. Royalties    Min. Royalties
______________________________________________________________________________
India              $    100,000        $    220,000      $    350,000
Benin/Nigeria      $     15,000        $     25,000      $      4,000
Ivory Coast        $     10,000        $     10,000      $     10,000
Tanzania           $     10,000        $     20,000      $     30,000
Vietnam            $     10,000        $     20,000      $     30,000


5. Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc.(TRB) for the worldwide manufacture and sale of the Transbar Power System(TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and
0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs, or March 1, 1999, whichever date was later.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursable by ABL and is credited toward the $ 200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

6. Property and Equipment

                                                    COST
                                                  ________

Office Equipment                                $   6,275
Tools and Machinery                                30,000
Automobile                                         34,000
Moldings                                          539,062
Booth for Show                                    137,470
Informational tapes and other
promotional materials                              50,000
                                                  ________
                                                  796,807
Less Accumulated Depreciation                    (237,310)
                                                  ________
                                                $ 559,497

The purchase of the property and equipment except the office equipment, booth, $39,000 in molds and automobile were from Marn Seol, a long time employee of TRB in Taiwan and was thus non-arms length. As a result, the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the company to Marn Seol, said shares restricted and subject to Rule 144.

7. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contracts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

8. Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this year's taxable income.

9. Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be retired as the company has surplus funds to repay these loans.


10. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of June 30, 1999, 11,925,646 voting common shares are issued and outstanding.

11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. Related expenses for business purposes and the amount of such expense for the Fiscal Year Ended June 30, 1999 was $6,534.

There were no other significant non arm's-length basis transactions between the Company and any related party during the Fiscal Year Ended June 30, 1999.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999

12. Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases are minimal and immaterial in amount.

13. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,909,611 as of June 30, 1998 and 11,925,646 as of June 30, 1999.

14. Payments in Shares of Common Stock

A contract was signed on April 18, 1997, in which Alpha Bytes Inc. accepted 250,000 shares to be issued directly to its shareholders as payment for consulting services valued at $ 25,000 and rendered to TRB Systems, Inc.. Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company feels that there was a potential violation of
Section 5 of the Securities Act of 1993 as well as the various State rules for the sales of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes will offer its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on the date of the filing of the Registration Statement on Form SB-2. Alpha Bytes has informed the Company that it will retain any shares that are returned. Both Alpha Bytes and the Company feel that as there was no consideration for the said shares, none of the shares will be returned and the right of rescission is more one of strict compliance and form rather than a right which will be relied on by any shareholder of Alpha Bytes. In the event any shares are returned, Alpha Bytes has indicated that it will be the Selling Shareholder for the said shares, and the Company will file any documents necessary to give effect to the registration of the said shares. However, as of March 31, 1999, no shares were rescinded, and the right has expired. $305,816 of investment in TRB was converted into Equity by the issue of 594,009 shares to 45 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation
D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of Registration was August 22, 1998.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.


[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUN-30-1999
[PERIOD-END]                               JUN-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                1,323,450
[ALLOWANCES]                                         0
[INVENTORY]                                     21,002
[CURRENT-ASSETS]                             1,477,959
[PP&E]                                         559,497
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               2,089,233
[CURRENT-LIABILITIES]                          740,722
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        11,926
[OTHER-SE]                                   1,082,772
[TOTAL-LIABILITY-AND-EQUITY]                 2,089,233
[SALES]                                      1,962,023
[TOTAL-REVENUES]                             1,962,055
[CGS]                                        (460,541)
[TOTAL-COSTS]                                (460,541)
[OTHER-EXPENSES]                             (592,120)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             (9,749)
[INCOME-PRETAX]                                899,845
[INCOME-TAX]                                 (269,265)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   630,380
[EPS-BASIC]                                     0.05
[EPS-DILUTED]                                     0.05