Form 10-Q
period 1999-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 1999-11-16
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1999.
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 12,015,646 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 1999.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                               3

Consolidated Balance Sheet, as of September 30, 1999
and September 30, 1998 (unaudited)                               4


Consolidated Statement of Operations for the quarter ended
September 30, 1999 and September 30, 1998 (unaudited)            5&6


Consolidated Statement of Stockholders'
Equity for September 30, 1999 and September 30, 1998(unaudited)  7

Consolidated Statement of Cash Flow for the quarter ended
September 30, 1999 and September 30, 1998 (unaudited)            8

Notes to Financial Statements                                    9-14

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                       15

Part II         Other Information                                18

Stan J.H. Lee & Co., CPA, CMA                      Tel) 201-944-7246
440 West St. 3rd Fl.                               Fax) 201-944-7759
Fort Lee, NJ 07024-5058                         E-mail- sierra5533@aol.com

INDEPENDENT REVIEW REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Livingston, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of September 30, 1999, the related consolidated statements of operations and retained earnings, the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

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


/s/Stan J. H. Lee/s/
Stan J.H. Lee, CPA

November 15, 1999
Fort Lee, NJ

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                               (Notes 1,2,3)
                                                 09/30/99       09/30/98
ASSETS
CURRENT ASSETS:
Cash                                           $   14,546      $  35,423
Accounts Receivable(Note 4)                     1,323,450      1,040,000
Inventories                                        21,002        146,766
Deferred Tax                                      133,507          1,484
                                                1,492,505      1,223,873
OTHER ASSETS:
Prepaid Expenses(Note 5)                           28,117         38,052
Property & Equipment-net(Note 6)                  675,820        572,203
Organization Costs,net                              6,389         31,561
Security Deposits                                   1,043          1,043
                                                  711,369        642,859
TOTAL ASSETS                                    2,203,874     $1,866,532

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses(Note 7)     328,818        374,534
Bank Overdraft                                          -          1,945
Loan Payable                                      395,289              -
Corporation Income Tax Payable                        400            200
Obligation to Distributors                              -              -
Auto Loan                                               -          4,210
Salaries Payable                                    1,075            892
Payroll Taxes                                           -          4,334
                                                  725,582        386,115
LONG-TERM LIABILITIES:
Loans from Individuals                             75,510         38,200
Director's Loan(Note 9)                           165,815        192,197
Auto Loan                                           9,074          9,790
                                                  250,399        240,187
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par- Value 30,000,000
Shares authorized(Note 10)                     $   12,016     $   11,926
Additional Paid-in-Capital                      2,018,515      1,816,548
Retained Earnings (Deficit)                      (802,638)      (588,244)
                                                1,227,893      1,240,230
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $2,203,874     $1,866,532

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998


                                                 09/30/99        09/30/98
REVENUES FROM PRODUCT SALES                    $        -     $    50,000
LICENSE AND DISTRIBUTOR FEES (Note 4)                   -       1,273,000
COST OF GOODS SOLD                                      -          40,112
GROSS PROFIT                                            -       1,282,888
OPERATING EXPENSES:
Promotion Expenses                                    417           1,387
Consulting                                              -               -
Commission                                              -          11,009
Professional Fees                                   2,814          10,696
Stock Issuance and Transfer Service                     -           1,975
Contract Labor                                          -               -
Contribution                                          150               -
Travel                                              5,412           5,411
Meals & Entertainment                                   -           3,415
Auto Expense(Note 11)                               1,171           2,200
Payroll Taxes                                         677           1,394
Leasing Expense                                         -               -
Rents (Note 12)                                     7,950           4,133
Research and Development                                -               -
Communication                                       1,531           4,087
Office Expense                                      1,518             853
Sponsorship                                             -               -
Supplies                                               98              88
Insurance Expense                                       -               -
Bank Charges                                          978           1,488
Postage                                               397             602
Miscellaneous Expenses                                559             726
Show and Exhibition                                     -               -
Shipping & Delivery                                   735           2,000
Advertising                                           190           5,970
Depreciation                                       26,534          25,932
Amortization Expenses                               6,293           6,293
Employee Benefits                                       -           2,363
Employees Salaries                                  6,448           8,077
Oversea Operating Expense                           5,000           1,500
Other Operating Expense                                 -           4,098
Utilities                                               -               -
                                                   68,871         105,697

See accompanying notes which are an integral part of Financial Statements

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998

                                                09/30/99         09/30/98

INCOME FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                         (68,871)      1,177,191

OTHER INCOME AND EXPENSE:
Dividend Income                                        9               9
Interest Expense                                       -               -
                                                 (68,862)      1,177,200
INCOME BEFORE INCOME TAXES

Income Tax Expenses:
Income Tax Expense
Deferred Income Taxes                                  -        (401,288)
Current Income Taxes                                   -               -
Benefit due to Loss
Carryforward(Note 8)                                   -               -

NET INCOME(LOSS)                                 (68,862)        775,912

ACCUMULATED DEFICIT,
at Beginning                                    (733,776)     (1,364,156)

ACCUMULATED DEFICIT,                           $(802,638)     $ (588,244)
at End

Earnings(Loss) per
Share(Note 13)                                 $  (0.006)            0.07

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY

BEGINNING
BALANCE
AS OF 9/30/98        11,925,646         $1,828,474 ($1,364,156)   $464,318

Shares Issued                 -                  -           -           -
between 07/01/98
and 03/31/99

Net Income(Loss)              -                  -     630,380           -

Balance as of
6/30/98             $11,925,646         $1,828,474   ($733,776) $1,094,698

Shares issued between
06/30/98 and 09/30/99    90,000            202,057           -           -

Net Income(Loss)              -                  -     (68,862)          -

Balance as of
9/30/99             $12,015,646         $2,030,531   ($802,638) $1,227,893

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998


                                                09/30/99         09/30/98

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Profit (Loss)                              $ (68,862)     $   775,912
Noncash item included in
Net Loss                                          47,604          433,513
Decrease (Increase) in Acct's
Receivable                                             -       (1,040,000)
Decrease (Increase)
in Inventory                                           -         (120,304)
Increase (Decrease) in Acct's
Payable and Other Payables                       (15,140)         167,713
Increase (Decrease) in
Obligation to Distributors                             -         (230,000)
                                                 (36,398)         (13,166)

CASH FLOWS FROM
INVESTING ACTIVITIES:                             (1,937)               -
Expenditure for Prepaid Expenses
Purchase of Property and
Equipment                                       (145,762)         (24,000)
                                                (147,699)         (24,000)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                                         -            1,945
Auto Loan Payable                                 (1,171)          14,000
Director's Loan                                   (2,243)          73,603
Loans from Individuals                                 -          (20,000)
Issuance of Common Stock                         202,057                -
                                                 198,643           69,548

Net Increase (Decrease)
in Balance of Cash                                14,546           32,382

Cash at Beginning of Period                            -            3,041
Cash at End of Period                          $  14,546      $    35,423


See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the three month period ended September 30, 1999.

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

See Accompanying Accountant's Review Report, which is an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

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

See Accompanying Account's Review Report, which is an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

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

	Accounts receivable reflect the non cash portion of Licensing and Distributorship agreements totaling $1,323,450 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware and Orange County, California.

The licenses are for three years duration with automatic renewals so long as minimum royalties are paid; and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, 5% the second year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

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

See Accompanying Accountant's Review Report, which is an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

5.	Prepaid Expenses
ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights licensed to TRB by ABL Properties Company call for a payment of $200,000 during the first year of active sales, a 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and
0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs, or March 1, 2000, whichever date was later.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursable by ABL and is credited toward the $ 200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.     Property and Equipment                                     Cost
  Office equipment                                            $  6,275
  Tools and machinery                                           30,000
  Automobile                                                    34,000
  Moldings                                                     681,919
  Booth for Shows                                              137,470
  Infomercial tape and other promotional materials              50,000
                                                               939,664
Less accumulated depreciation                                 (263,844)
                                                              $675,820

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

See Accompanying Accountant's Review Report, which is an Integral part of Financial Statements.

                            TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

8.	Operating Loss Carry Forward

The Company has Loss Carryforwards which are expected to offset
Portions of this year's taxable Income.

9.	Director's Loans and Loans From Individuals

The loans payable to a director and Loans from Individuals are unsecured, non-interest bearing with no set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

10.	Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of September 30, 1999, 12,015,656 voting common shares are issued and outstanding.

11.	Related Party Transaction

The Company has a policy of providing an executive with a Company-owned automobile for business purposes and the amount of such expense for the three month period ended September 30, l999 was $1,171.

There were no other significant non arm's-length basis transactions between the Company and any related party during the three month period ended September 30, 1999.

12.	Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases is minimal and immaterial in amount.

13.	Earnings Per Shares

Earnings (Loss) per share is calculated using the weighted average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,925,646 as of September 30, 1998 and 12,015,646 as of September 30, 1999.

See Accompanying Accountant's Review Report, which are an Integral Part of Financial Statements.

                      TRB SYSTEMS INTERNATIONAL INC.
                        NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

14.	Payments in Shares of Common Stock

A contract was signed on April 18, 1997 in which Alpha Bytes Inc. accepted 250,000 shares, to be issued directly to its shareholders, as payment for consulting services valued at $25,000 and rendered to TRB Systems, Inc. Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company felt that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on the date of filing of the Registration Statement on Form SB-2. Alpha Bytes has informed the company that it will retain any shares that are returned. Both Alpha Bytes and the Company feel that as there was no consideration for the said shares, none of the shares will be returned, and the right of rescission is more one of strict compliance and form, rather than a right which will be relied on by any shareholder of Alfa Bytes. In the event any shares are returned, Alpha
Bytes has indicated that it will be the Selling Shareholder for the said shares, and the Company will file any documents necessary to give effect to the registration of the said shares. However, as of March 31, 1999, no shares were rescinded, and the right expired. $305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 54 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of the Registration was August 22, 1998. Additional shares of 50,000 were issued to Pretty Wheel Ind. Co., LTD on September 30, 1999 for moldings, and to Thomas Wills, for consulting Services.

See Accompanying Accountant's Review Report, which is an Integral Part of Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its Quarter ended September 30, 1999.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales, as compared to $50,000 in sales for the quarter ended September 30, 1998. The company concentrated its efforts in preparing its new product line and commencing manufacture of the same. The company anticipates sales in excess of $400,000 in the next quarter, based on orders taken and requiring filling.

For the quarter ended September 30, 1999, no revenues from license sales were recognized, as compared to $1,323,000 for the period ended September 30, 1998. The Cost of goods sold (associated with bicycle sales only) was $0 for the current quarter, as compared to $9,888 for first quarter of 1998, netting a gross profit of $0 for the current quarter, and $1,282,888 for the quarter ended September 30, 1998.

Total operating expenses were $68,861 for the quarter ended September 30, 1999, as compared to $105,697 for the period ended September 30, 1998.
In each period reviewed the major expenses were depreciation and amortization, promotion, advertising and travel. The high costs of advertising and promotion reflect the Company's efforts to have their products well known throughout the United States.

The cash and investment certificate position of the Company was $14,564 on September 30, 1999 as compared to $35,423 on September 30, 1998.
Current assets, as a whole, increased significantly, from $1,223,673 on September 30, 1998 to $1,492,505 on September 30, 1999.

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

Current Plans

The key events that are anticipated by management to occur over the next quarter are the aggressive marketing of TPS based bicycles by the licensees and by TRB's sales staff. TRB has hired as V. P. of Marketing, Theodore Kutrumbos, who was a past president of Cannondale Corporation, and
V. P. Sales and marketing for Spinergy Corporation. Mr. Kutrumbos experience will be utilized by TRB by allowing him implement the worldwide sales strategy of the Company. It is felt that by the third quarter of the current fiscal year Mr. Kutrumbos' efforts will have a direct and significant impact on TRB's bottom line.

TRB has entered into a $10,000,000 line of credit arrangement with its manufacturer, Pretty Wheel Industries Co., Ltd., whereby the manufacturer will produce and ship, on credit, a minimum of $250,000 worth of product to TRB monthly.

TRB has finished its testing of its electric bicycle, and manufacture should begin in the next quarter, with sales commencing in the third quarter of the current fiscal year.

The Company has hired Dr. Dennis Colacino to head up the exercycle and institutional sales division of TRB, with product delivery and sales expected to commence in the current fiscal year.

The Company has completed its first phase of infomercials, which had as a primary objective the familiarization of the public with our bicycle. The Company is in the final stages of its second stage of introducing the TRB bicycle to the general public.

The Company has prepared a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union which commenced in September 1999, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.

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

There is an action in the Supreme Court of New Jersey by Cherenson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. They seek recovery of approximately $110,000. They have indicated that there may be a settlement for $60,000. It is likely that the Company will settle this claim in the vicinity of $50,000.

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

Sale to Thomas Wills

40,000 shares were issued to Thomas Wills, a consultant to the Company for past and present work, in lieu of cash payments due.

Sale of Shares to Pretty Wheel Industries Co., Ltd.

50,000 shares were issued in lieu of cash to Pretty Wheel as payment for molds and engineering with respect to the electric bicycle now ready for delivery and sale.

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

TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:		November 15, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By		/s/ BYUNG YIM /s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:		November 30, 1999.

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









                               September 30, 1999

                                EXHIBIT 23.1
                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-Q


November 15, 1999

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


	We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending September 30, 1999, the quarter ending September 30, 1998, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Registration Statement.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058