Form 10-Q
period 1999-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2000-02-16
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 1999.
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 13,074,271 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 1999.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                            3

Consolidated Balance Sheet, as of December 31, 1999
and December 31, 1998                                         4

Consolidated Statement of Operations for the quarter ended
December 31, 1999 and December 31, 1998                       5&6

Consolidated Statement of Stockholders'
Equity for December 31, 1999 and December 31, 1998            7

Consolidated Statement of Cash Flow for the quarter ended
December 31, 1999 and December 31, 1998                       8

Notes to Financial Statements                                 9-14

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                    15

Part II         Other Information                             18

Stan J.H. Lee & Co., CPA, CMA                      Tel) 201-944-7246
440 West St. 3rd Fl.                               Fax) 201-944-7759
Fort Lee, NJ 07024-5058                         E-mail- sierra5533@aol.com

INDEPENDENT REVIEW REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Livingston, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of December 31, 1999, the related consolidated statements of operations and retained earnings, the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

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


/s/Stan J. H. Lee/s/
Stan J.H. Lee, CPA

February 15, 1999
Fort Lee, NJ

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                   AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998
                               (Notes 1,2,3)
                                                 12/31/99       12/31/98
ASSETS
CURRENT ASSETS:
Cash                                           $    9,277    $   254,455
Accounts Receivable (Note 4)                    1,323,450      1,117,114
Inventories                                        20,001         28,462
Deferred Tax                                       75,000        127,196
                                                1,427,728      1,527,226
OTHER ASSETS:
Prepaid Expenses (Note 5)                          25,633         38,052
Investment in equity in a
closely held company                            1,080,000              -
Property & Equipment-net (Note 6)                 642,993        546,271
Patents                                            10,874
Organization Costs,net                                  -         25,268
Security Deposits                                   1,043          1,043
                                                1,760,543        610,634

TOTAL ASSETS                                   $3,188,271     $2,137,860

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses (Note 7) $  301,055        437,290
Unearned consulting revenue                       879,500              -
Bank Overdraft                                          -              -
Loan Payable                                      395,289         77,000
Corporation Income Tax Payable                        400            200
Obligation to Distributors                              -              -
Auto Loan                                               -          4,800
Salaries Payable                                        -              -
Payroll Taxes                                           -          7,213
                                                1,576,244        526,503
LONG-TERM LIABILITIES:
Loans from Individuals                             38,510         38,200
Director's Loan (Note 9)                          126,692        184,694
Auto Loan                                           9,074          9,200
                                                  174,276        232,094
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par- Value 30,000,000
Shares authorized (Note 10)                    $   13,075     $   11,926
Additional Paid-in-Capital                      2,123,765      1,816,548
Retained Earnings (Deficit)                      (699,089)      (449,210)
                                                1,437,751      1,379,264
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $3,188,271     $2,137,860

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
 FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998


                                                 12/31/99        12/31/98
REVENUES FROM PRODUCT SALES                    $        -     $   310,723
LICENSE AND DISTRIBUTOR FEES (Note 4)                   -          50,000
COST OF GOODS SOLD                                      -        (122,951)
Consulting Revenue                                200,500               -
GROSS PROFIT                                      200,500         237,772


OPERATING EXPENSES:
Promotion Expenses                                  8,600          16,682
Consulting                                         14,698           3,500
Commission                                              -               -
Professional Fees                                  11,500          13,281
Stock Issuance and Transfer Service                   632               -
Contract Labor                                        500          17,699
Contribution                                          867          10,000
Travel                                             20,766          17,558
Meals & Entertainment                               3,227           9,238
Auto Expense (Note 11)                              3,208           1,672
Payroll Taxes                                       1,613           1,048
Leasing Expense                                         -               -
Registration Fees                                  10,874               -
Rents (Note 12)                                     4,500           8,307
Research and Development                                -           1,000
Communication                                       5,449           6,425
Office Expense                                      2,860           5,390
Sponsorship                                             -               -
Supplies                                                -             636
Insurance Expense                                       -           1,586
Bank Charges                                        1,109           1,833
Postage                                               664             865
Miscellaneous Expenses                              1,525           1,216
Show and Exhibition                                     -               -
Shipping & Delivery                                 2,050             381
Advertising                                             -          56,854
Depreciation                                       26,534          25,932
Amortization Expenses                               6,293           6,293
Employee Benefits                                       -               -
Employees Salaries                                  6,444           8,077
Oversea Operating Expense                           4,800               -
Other Operating Expense                                 -           1,808
Utilities                                               -             189
                                                  138,713         217,471

See accompanying notes which are an integral part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
 FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998

                                                12/31/99         12/31/98

INCOME FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                          61,787           20,302

OTHER INCOME AND EXPENSE:
Dividend Income                                       49               19
Interest Expense                                       -           (7,000)

INCOME (LOSS) BEFORE INCOME TAXES                 61,836           13,321

Income Tax Expenses:
Income Tax Expense                                                     -
Deferred Income Taxes                                  -           (4,288)
Current Income Taxes                                   -                -
Benefit due to Loss
Carryforward (Note 8)                                  -                -
INCOME BEFORE EXTRAORDINARY GAIN
Gain from legal settlement                        41,713

NET INCOME (Loss)                                103,549            9,033

ACCUMULATED DEFICIT,
at Beginning                                    (802,638)        (458,243)

ACCUMULATED DEFICIT,                           $(699,089)     $  (449,210)
at End

Earnings (Loss) per
Share (Note 13)                                $   0.008             0.00

See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                  (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY

BEGINNING
BALANCE
AS OF 09/30/99        11,925,646         $1,828,474 ($802,638)   $1,025,836

Shares Issued
between 06/30/99
and 12/31/99           1,148,625            308,366               1,456,991

Net Income (Loss)                                      103,549      103,549

Balance as of
12/31/99              13,074,271         $2,136,840  $(699,089)  $1,437,751


See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
 FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998


                                                12/31/99         12/31/98

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)                              $  68,869      $     9,033
Noncash item included in
Net Income (Loss)                                 31,837           36,514
Decrease (Increase) in Acct's
Receivable                                             -          (77,114)
Decrease (Increase)
in Inventory                                       1,001          118,304
Increase (Decrease) in Acct's
Payable and Other Payables                       (27,763)          41,218
Increase (Decrease) in
Obligation to Distributors                             -                -
Unearned consulting revenue                      879,500                -
                                                 953,444          127,955

CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditure for Prepaid Expenses                  (1,937)              -
Purchase of Property and
Equipment                                              -               -
Investment in equity in a
closely held company                          (1,080,000)              -
                                              (1,081,937)              -

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                                         -           21,580
Auto Loan Payable                                 (1,171)               -
Director's Loan                                  (41,366)          (7,503)
Loans from Individuals                           (37,000)
Issuance of Common Stock                         217,307                -
Loans Payable                                                      77,000
                                                 137,770           91,077

Net Increase (Decrease)
in Balance of Cash                                 9,277          119,032

Cash at Beginning of Period                            -           35,423
Cash at End of Period                          $   9,277     $    254,455


See accompanying notes which are an integral part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three month period ended December 31, 1999



1.Incorporation and Business Activity

TRB Systems International Inc., a Delaware corporation incorporated on April 11, 1997, is a holding company whose only asset is 100 % of the voting common stocks in TRB Systems Inc.

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the Three-Month Period Ended December 31, l999.

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


See Accompanying Audit Report, which is an Integral Part of Financial
Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three month period ended December 31, 1999



2. Summary of Significant Accounting Policies - Continued


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

See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the three month period ended December 31, 1999



3. Business Combination - Continued

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

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table. It was agreed that royalties would commence being paid in January, 2000.



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


See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three month period ended December 31, 1999



6. Property and Equipment





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

8. Loans Payable

These consist of judgments which have been satisfied by negotiations, and $200,000 claimed by Bernard Koff, who the company says has been paid and presently holds a judgment the company believes will be overturned on motion to the Court in New Jersey.

9. Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

10. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of December 31, l999, 13,074,271 voting common shares are issued and outstanding.

See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three month period ended December 31, 1999



11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. Related expenses for business purposes and the amount of such expense for the three month period ended December 31, l999 was $1,171.

There were no other significant non arm's-length basis transactions between the Company and any related party during the three month period ended December 31, l999.

12. Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases are minimal and immaterial in amount.

13. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,925,646 as of December 31, 1998, and 13,074,271 as of December 31,
1999.

14.	Payments in Shares of Common Stock

A contract was signed on April 18, 1997 in which Alpha Bytes Inc. accepted 250,000 shares, to be issued directly to its shareholders, as payment for consulting services valued at $25,000 and rendered to TRB Systems, Inc. Alpha Bytes subsequently issued the shares as a dividend to its shareholders on October 2, 1997. As the shares were free trading and fully paid for, and the distribution was to its own shareholders for no consideration, Alpha Bytes felt that the shares were exempt from registration as free trading shares. However, the Company felt that there was a potential violation of Section 5 of the Securities Act of 1933 as well as the various State rules for the sale of shares, and it was decided that Alpha Bytes would treat the transaction as if the violations had occurred. For this reason, Alpha Bytes offered its shareholders a 30 day right of rescission (the maximum period required by any of the states in which shareholders of Alpha Bytes reside), commencing on the date of filing of the Registration Statement on Form SB-2. Alpha Bytes has informed the company that it will retain any shares that are returned. Both Alpha Bytes and the Company feel that as there was no consideration for the said shares, none of the shares will be returned, and the right of rescission is more one of strict compliance and form, rather than a right which will be relied on by any shareholder of Alfa Bytes. In the event any shares are returned, Alpha
Bytes has indicated that it will be the Selling Shareholder for the said shares, and the Company will file any documents necessary to give effect to the registration of the said shares. However, as of March 31, 1999, no shares were rescinded, and the right expired. $305,816 of investments in TRB were converted into Equity by the issue of 594,009 shares to 54 individuals, at the rate of $0.51 per share. These shares are free trading pursuant to Rule 504 of Regulation D of the SEC and have been registered with the SEC on Form SB-2 (amended). The effective date of the Registration was August 22, 1998. Additional shares of 50,000 were issued to Pretty Wheel Ind. Co., LTD on December 31, 1999 for moldings, and to Thomas Wills, for consulting Services.

See Accompanying Accountant's Review Report, which is an Integral Part of Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended December 31, 1999.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had sales of $200,500, as compared to $310,723 in sales for the quarter ended December 31, 1998. The company concentrated its efforts in preparing its new product line and commencing manufacture of the same. The company anticipates sales in excess of $400,000 in the next quarter, based on orders taken and requiring filling.

For the quarter ended December 31, 1999, no revenues from license sales were recognized, as compared to $50,000 for the period ended December 31, 1998.
The Cost of goods sold (associated with bicycle sales only) was $0 for the current quarter, as compared to $122,951 for second quarter of 1998, netting a gross profit of $200,500 for the current quarter, and $237,772 for the quarter ended December 31, 1998.

Total operating expenses were $138,713 for the quarter ended December 31, 1999, as compared to $217,471 for the period ended December 31, 1998.
In each period reviewed the major expenses were depreciation and amortization, promotion, advertising and travel. The high costs of advertising and promotion reflect the Company's efforts to have their products well known throughout the United States.

The cash and investment certificate position of the Company was $9,277 on December 31, 1999 as compared to $254,455 on December 31, 1998.
Current assets, as a whole, dicreased by about 6%, from $1,527,226 on December 31, 1998 to $1,427,728 on December 31, 1999.

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

The Company has prepared a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union which commenced in September 1999, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $5,000,000 in sales during the ensuing year.

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

There exists an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995. The action appears premature, and has been settled as of this date for the issue of shares as against the debt, in the total sum of $190,000. The matter is before the Courts, and management feels it is unlikely the Company will have to pay any further sums to him.

There is an action in the Supreme Court of New Jersey by Cherenson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. They seek recovery of approximately $110,000. They have indicated that there may be a settlement for $70,000. It is likely that the Company will settle this claim in the vicinity of $70,000.

Sawtooth Group of New Jersey has commenced an action in New Jersey Supreme Court for $111,000 for services rendered as Public Relations Consultants for the Company. It is believed that this is a meritless claim, as Sawtooth failed to provide the services contracted for in a professional manner, and caused the Company to suffer losses. It is however likely that this claim will eventually be settled for some amount inn the vicinity of $80,000.





Item 2.         Changes in Securities

		During the current quarter the Company issued 1,148,625 shares of its common stock, subject to Rule 144 of the SEC. 500,000 shares were issued to Byung Yim, as payment for services rendered the company in his position as CEO and President, relying on Section 5(2) of the Securities Act of 1933 for exemption from registration, and the remaining Shares were sold, subject to Rule 144, to Eastern Consulting Services of Florida for $308,366 for services rendered to the Company in marketing and general management consulting, the said shares exempt from registration pursuant to Section
5(2) of the Securities Act of 1933.

Item 3.         Defaults Upon Senior Securities

		NONE

Item 4.         Submission of Matters to a Vote of Security Holders

		NONE

Item 5.         Other Information

Acquisition of TRB

On April 18, 1997, in exchange for 9,750,000 shares in the common stock of Company, 100% of the stock in TRB was sold by Motion Plus International Corporation, a Delaware Corporation, its owner, to the Company. Motion Plus International is a holding company, 20% of whose shares are owned by Byung Yim, President and CEO of the Company. Mr. Yim's children, Alexander B.
Yim (age-21) and Lena B. Yim (age-19), hold 39% interest in MPI each, with the remaining 2% held by Hee J. Yim.

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

The equipment value was strictly based on book value of the goods, as this was a non-arms length transaction in that Mr. Seol is an employee of the Company (SEE:FINANCIAL STATEMENTS, BALANCE SHEET, ASSETS and the accompanying footnotes).

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

                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:		November 15, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
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









                            December 31, 1999