Form 10-Q
period 2000-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2000-05-15
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2000.
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 13,074,271 shares of common stock outstanding having a par value of $0.001 per share as of March 31, 2000.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                            3

Consolidated Balance Sheet, as of March 31, 1999
and March 31, 2000                                            4

Consolidated Statement of Operations for the quarter ended
March 31, 1999 and March 31, 2000                             5&6

Consolidated Statement of Stockholders'
Equity for March 31, 1999 and March 31, 2000                  7

Consolidated Statement of Cash Flow for the quarter ended
March 31, 1999 and March 31, 2000                             8

Notes to Financial Statements                                 9-14

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                    15

Part II         Other Information                             18

Stan J.H. Lee & Co., CPA, CMA                      Tel) 609-514-5100
5 Independent Way, Suite 300                       Fax) 201-681-7475
Princeton Corporate Center                         E-mail-sierra5533@aol.com
Princeton, NJ  08540

                          INDEPENDENT REVIEW REPORT

To the Board of Directors and
Shareholders of
TRB Systems International Inc.
Livingston, New Jersey


We have reviewed the accompanying consolidated balance sheet of TRB Systems International Inc. as of March 31, 2000, the related consolidated statements of earnings (loss) and deficit, consolidated statement of stockholders' equity, and the consolidated statement of cash flows for the three-month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information included in these financial statements is the representation of the management of TRB Systems International Inc.

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


/s/Stan J. H. Lee/s/
Stan J.H. Lee, CPA

May 08, 2000
Princeton, NJ

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND MARCH 31, 1999

                                                 03/31/00       03/31/99
ASSETS
CURRENT ASSETS:
Cash                                           $   10,950    $         -
Accounts Receivable (Note 4)                    1,290,587      1,117,114
Inventories                                        20,001         19,002
Deferred Tax                                       75,000         80,659
                                                1,396,538      1,216,775
OTHER ASSETS:
Prepaid Expenses (Note 5)                          25,633         38,052
Investment in equity in a
closely held company                            1,080,000              -
Property & Equipment-net (Note 6)                 616,459        586,634
Patents                                            10,874
Organization Costs,net                                  -         18,975
Security Deposits                                   1,043          1,043
                                                1,734,009        644,704

TOTAL ASSETS                                   $3,130,547     $1,861,479

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses (Note 7) $  405,179        253,390
Unearned consulting revenue                       615,650              -
Bank Overdraft                                          -          5,755
Loan Payable                                      291,165        147,172
Corporation Income Tax Payable (Note 8)               400            200
Auto Loan                                               -              -
Payroll Taxes                                           -          9,596
                                                1,312,394        420,913
LONG-TERM LIABILITIES:
Loans from Individuals                            133,316         68,200
Director's Loan (Note 9)                          127,392        175,866
Auto Loan                                           8,174          7,785
                                                  268,882        251,851
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par-Value 30,000,000
Shares authorized (Note 10)                    $   13,074     $   11,926
Additional Paid-in-Capital                      2,123,765      1,816,548
Retained Earnings (Deficit)                      (587,568)      (639,759)
                                                1,549,568      1,188,715
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $3,130,547     $1,861,479

See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000, AND MARCH 31, 1999

                                               three-month     three-month
                                                  ended           ended
                                                 03/31/00        03/31/99

REVENUES FROM PRODUCT SALES                    $        -     $    67,572
COST OF GOODS SOLD                                      -         (38,294)
GROSS PROFIT                                                       29,278

Consulting Revenue                                263,850               -
LICENSE AND DISTRIBUTOR FEES (Note 4)                   -               -
                                                  263,850          29,278

OPERATING EXPENSES:
Advertising                                             -           6,854
Amortization Expenses                                   -           6,293
Auto Expense (Note 11)                                516             322
Bank Charges                                          389           1,820
Commission                                              -               -
Communication                                       3,336           6,305
Consulting                                              -           6,200
Contract Labor                                          -           9,700
Contribution                                        1,000             150
Depreciation                                       26,534          27,137
Employee Benefits                                       -               -
Employees Salaries                                 27,275           6,923
Gifts                                                 576               -
Insurance Expense                                       -           3,539
Meals & Entertainment                               6,589           9,793
Miscellaneous Expenses                                404             969
Office Expense                                         57           1,751
Oversea Operating Expense                           5,000               -
Postage                                             1,189               -
Professional Fees                                  47,411           5,822
Promotion Expenses                                      -          32,700
Rents (Note 12)                                     6,250           5,000
Research and Development                                -               -
Payroll Taxes                                       1,877             813
Shipping & Delivery                                 2,950           9,605
Show and Exhibition                                     -          15,440
Sponsorship                                             -           5,000
Supplies                                                -           2,471
Stock Issuance and Transfer Service                 2,400               -
Travel                                             13,409           5,938

                                                  152,162         162,136


See Accompanying Notes which are an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000, AND MARCH 31, 1999

                                               three-month     three-month
                                                  ended           ended
                                                 03/31/00        03/31/99

INCOME FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                         111,688         (132,858)

OTHER INCOME AND EXPENSE:
Dividend Income                                       33                4
Interest Expense                                       -           (2,749)

INCOME (LOSS) BEFORE INCOME TAXES                111,721         (135,858)

Income Tax Expenses:
Income Tax Expense                                                      -
Deferred Income Taxes                                  -          (46,537)
Current Income Taxes                                (200)               -

NET INCOME (Loss)                                111,521         (182,140)

ACCUMULATED DEFICIT,
at Beginning                                    (699,089)        (449,210)

ACCUMULATED DEFICIT,                           $(587,568)     $  (631,350)
at End

Earnings (Loss) per
Share (Note 13)                                $ 0.00872            (0.02)


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS'
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY


BALANCE
AS OF 12/31/99        13,074,271         $2,136,840 ($699,089)   $1,437,751

Shares Issued
between 12/31/99
and 03/31/00

Net Income (Loss)                                      160,547

Balance as of
03/31/00              13,074,271         $2,136,840  $(538,542)  $1,598,298

BALANCE
AS OF 12/31/98        11,925,646         $1,828,474  ($449,210)   $1,379,264

Shares Issued
between 12/31/98
and 03/31/99

Net Income (Loss)                                     (190,549)

Balance as of
03/31/99              11,925,646         $1,828,474  $(639,759)  $1,188,715



See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
    FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000, AND MARCH 31, 1999

                                               three-month     three-month
                                                  ended           ended
                                                 03/31/00        03/31/99

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)                              $ 111,521      $  (190,549)
Noncash item included in
Net Income (Loss)                                 26,534           79,967
Decrease (Increase) in Acct's
Receivable                                        32,863                -
Decrease (Increase)
in Inventory                                           -            7,460
Increase (Decrease) in Acct's
Payable and Other Payables                       104,124         (183,900)
Increase (Decrease) in
Loan Payable                                    (104,124)           2,383
Increase (Decrease) in
Unearned Consulting Revenue                     (263,850)               -
Increase (Decrease) in
Obligation to Distributors                             -                -
                                                 (92,932)        (284,639)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Reduction in Prepaid Expenses                          -               -
Purchase of Property and
Equipment                                              -         (65,500)
Investment in equity in a
Closely Held-Company                                   -               -
                                                                 (65,000)     -

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                                         -            5,755
Payment Loans Payables                                 -           70,172
Payment of Auto Loans                               (900)          (1,415)
Loans from Individuals                            94,805           30,000
Reduction of Director's
Loan                                                 700           (8,828)
Issuance of Common Stock                               -                -
Loans Payable
                                                  94,605           95,684

Net Increase (Decrease)
in Balance of Cash                                 1,673         (254,455)

Cash at Beginning of Period                        9,277          254,455
Cash at End of Period                          $  10,950     $          -


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the three-month period ended March 31, 2000 and 1999



1.Incorporation and Business Activity

TRB Systems International Inc., a Delaware corporation incorporated on April 11, 1997, is a holding company whose only asset is 100 % of the voting common stocks in TRB Systems Inc.

TRB Systems Inc. was incorporated under the laws of Delaware on April 17, 1994, on which day it merged with TRB Systems Inc., a Corporation incorporated under the laws of New York on July 12, 1993, to form TRB Systems Inc., a Delaware Corporation.

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the Three-Month Period Ended March 31, 2000 and l999.

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


See Accompanying Audit Report, which is an Integral Part of Financial
Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the three-month period ended March 31, 2000 and 1999



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

See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three-month period ended March 31, 2000 and 1999



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

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:
                     1st Year         2nd Year         3rd Year
Country           Min. Royalities  Min. Royalities  Min. Royalities

India             $    1,000,000   $       220,000  $       350,000
Benin/Nigeria             15,000            25,000            4,000
Ivory Coast               10,000            10,000           10,000
Tanzania                  10,000            20,000           30,000
Vietnam                   10,000            20,000           30,000


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


See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the three-month period ended March 31, 2000 and 1999



6. Property and Equipment

Office Equipment                      $    6,725
Tools and Machinery                       79,000
Automobile                                34,000
Moldings                                 539,062
Booth for Show                           137,470
Information tapes and
other promotional
materials                                 50,000
                                         846,128
Less) Accumulated Depreciation          (229,669)
                                      $  616,459


The purchase of the property and equipment except the office equipment, booth, $39,000 in molds and automobile were from Marn Seol, a long time employee of TRB in Taiwan and was thus non-arms length. As a result, on October 2, 1999 the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the company to Marn Seol, said shares restricted and subject to Rule 144.

7. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contracts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

8. Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this years taxable income.

9. Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

10. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of March 31, 2000, 13,074,271 shares and as of March 31, 1999, 11,925,646 voting common shares are issued and outstanding.

See Accompanying Audit Report, which is an Integral Part of Financial
Statements

                        TRB SYSTEMS INTERNATIONAL INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the three-month period ended March 31, 2000 and 1999



11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $516 and $322, the amount of for the three-month period ended
March 31, 2000 and March 31, 1999.

There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12. Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases are minimal and immaterial in amount.

13. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 13,074,271 as of March 31, 2000, and 11,925,646 as of March 31, 1999.


See Accompanying Accountant's Review Report, which is an Integral Part of Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended March 31, 2000.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next quarter in filling outstanding purchase orders. This can be compared to $67,572 in sales for the quarter ended March 31, 1999. The company did revceive $263,850 in consulting revenue in the current quarter, resulting in net gross revenue of $263, 850, as compared to $29,278 for the camparable quarter in the last fiscal year.

Total operating expenses were $152,162 for the quarter ended March 31, 2000, as compared to $162,136 for the period ended March 31, 1999. In the third Quarter of 1999 the major expenses were depreciation and amortization, promotion, advertising and travel. In the third quarter of 2000, overall operating expenses were reduced by $57,000, which was offset by professional fees of $47,000.

The cash and investment certificate position of the Company was $10,950 on March 31, 2000 as compared to $0 on March 31, 1999.
Current assets, as a whole, increased by about 10%, from $1,216,755 on March 31, 1999 to $1,396,538 on March 31, 2000.

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

TRB has entered into a $10,000,000 line of credit arrangement with its manufacturer, Pretty Wheel Industries Co., Ltd., whereby the manufacturer will produce and ship, on credit, a minimum of $250,000 worth of product to TRB monthly. The first shipment is currently enroute for sale in the next quarter.

In the next quarter, it is anticipated that a sales/manufacruring agreement with Shenzhen Xidesheng Bicuycle Co. of China will be in place, setting the stage for major sales activity in China.

The Excercise equipment developed by TRB is currently in preliminary production, with field testing anticipated in the next quarter, and active sales to begin in the first two quarters of the next fiscal year.

TRB has finished its testing of its electric bicycle, and manufacture should begin in the next quarter, with sales commencing in the first quarter of the next fiscal year.

Pre production sales have reached 1000 units. Negotiations have currently begun with a number of time-share companies to offer the product to their clients. One company, Epic Resorts, has indicated it is interested in about $500,000 in electric bicycles, and indicated the placement of the order for the bicycles would come in the next quarter.

The product is being field tested, and a market survey is presently in progress, for a sales campaign among university students. The study should be completer in the next quarter, with marketing to commence in the first two quarters of the next fiscal year.

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

There exists an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995. The action appears premature, and has been settled as of this date for the issue of shares as against the debt, in the total sum of $190,000. The matter is before the Courts, and management feels it will have settled the case in the next fiscal quarter, without substantial impact upon the Company and its cash flow.

There is an action in the Supreme Court of New Jersey by Cherenson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. They seek recovery of approximately $110,000. They have indicated that there may be a settlement for $70,000. It is likely that the Company will settle this claim in the vicinity of $70,000 in the next quarter.

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

Date:           March 15, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:           March 15, 2000.

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









                               May 15, 2000