Form 10-K
period 2000-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2000-10-03
CIK 1042610

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        __________________________


                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


        For fiscal year ended       Commission File Number 333-7242
        June 30, 2000

                      TRB SYSTEMS INTERNATIONAL INC.
          (Exact name of registrant as specified in its charter)


        DELAWARE                               22-3522572
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

   5N REGENT STREET, SUITE 515
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $5,376,141 based on the average price per share of $0.35 paid for shares on the NASDAQ Bulletin Board on June 30, 2000. The Company trades under the symbol TRBX.

There were 15,360,402 shares of common stock outstanding having a par value of $0.001 per share as of JUNE 30, 2000.

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

Business Development

Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale.
As of September 15, 2000, samples of electric bicycles have already been shipped to Korean, Japanese,and U. S. distributors.

TRB has signed an agreement with the U. S. Taekwondo Union (USTU) allowing TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and at the annual meeting of the USTU in California in November, 1998, TRB was allowed to make a presentation regarding TRB's products and their benefits, to the attendees. The Company has prepared marketing material for the individual Taekwondo Centers, and it is anticipated that active sales will commence in the second quarter of the 2000-2001 fiscal year, utilizing the new, improved, redesigned bicycle.

In October 1999, TRB Systems International reached an agreement with Pretty Wheel Ind., LTD. They will put up a $10 million dollar line of credit for the production of TRB Systems electric bicycle and the upcoming Kinesio line of products. In December 1999, we reached a license agreement with a Korean Company for the retail rights to sell our products.

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China. Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finish product is scheduled for completion mid-October 2000.

On July, 12, 2000, Fushida Bicycle Co. Ltd., China. agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. We anticipate sample models to be completed by the end of October, 2000.

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

Patent Protection

	Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe, Brazil, and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents has been files as a exhibits to the Registration on Form SB-2 files on July 27, 1998.

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

Electric Bike

POWER+BIKE is an outdoor bike that uses the same natural "up-down" motion of all the TRB bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph.
TRB's POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23lbs, light and efficient enough for the senior citizen and women's market (can be pedaled comfortably in a business skirt or suit) and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

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

       The Company is currently hiring sales personnel to augment its distribution channels to increase sales in the next fiscal year. For the line of ergometers, TRB plans to investigate possible alliances with existing sporting goods manufacturers. The Company anticipates that after brand awareness and an established corporate image have been achieved, TRB will be able to market its ergometers and electric bicycles through a network of bike retailers, in accordance with the Company's long term strategy.

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

        TRB is manufacturing its proprietary parts through a non-exclusive relationship with Kun Teng Industries (Taiwan) to produce medium and high end bicycles, and plans to use Tianjin Fushida Bicycle Co., Ltd.(China) as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Fushida will be ready to begin mass production in the second quarter 2000, and TRB has received a line of credit in China for $2 million to support these production plans.

	TRB's ergometers will be ready for mass production by Pretty Wheel Ind. Co., Ltd., a leading sports equipment manufacturer based in Taiwan, during the next fiscal year.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Patents

	Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe, Brazil, and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents is included as an exhibit to the Registration Statement on Form
SB-2 filed with the Securities and Exchange Commission on July 27, 1998.

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

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

	During the past two years TRB spent approximately $34,600 on R&D, all of which will be borne by the customer as reflected in the price of the products of TRB.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

	The Company is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

The Company has 4 full time employees, and no part time employees.

Equipment

	The fixed assets of the Company as valued for accounting purposes have a depreciated book value of $453,359, and an non-depreciated book value of $758,275. The assets are principally comprised of tools and dies for the manufacture of the components for the TPS System.

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

        The Company currently rents approximately 500 square feet for its staff, at 5N Regent Street, in New Jersey, as well as 2,500 square foot R&D facility in Taiwan, with a rent of $12,864 per anum.

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities will be required, however the current facilities are expected to suffice until after December 31, 2000.

Item 3	LEGAL PROCEEDINGS.

	There is an outstanding action in the Supreme Court of New York with respect to Hyun Hong. This action is currently under appeal, as a judgment in favor of Hong was granted in the sum of $89,000. The Company feels it will prevail in this matter. In the event that it does not, the impact will not be of a material nature.

There exists an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995.

The action appears premature, and has been settled as of this date for the total sum of $190,000. The parties are currently preparing documents to reflect the settlement, being an initial payment of $5,000, and a series of payments of $10,000 each.

There is an action in the Supreme Court of New Jersey by Cherenson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. The claim has been settled for $100,000, $47,000 of which has already been paid.


Sawtooth Group of New Jersey has commenced an action in New Jersey Supreme Court for $111,000 for services rendered as Marketing Consultants for the Company. The claim has been settled for $60,000, of which $25,000 has already been paid.


Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	NONE.

                             PART II

Item 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

	The Company is authorized to issue 30,000,000 shares of Common Stock, with a par value of $.001. Immediately prior to this filing 15,360,402 shares of Common Stock were outstanding and held of record by 266 persons as of September 15, 2000. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

Summary of Market Activity for the Current Fiscal Year:

				 Bid

            Quarter Ended                           High            Low

            June 31, 1998                           none            none

            September 30, 1998                      $5.00           $5.00

            December 31, 1998                       1 15/16       1 15/16

            March 31, 1999                          1.50            1.265

            June 30, 1999                           0.875           0.625

            September 30, 1999                      1 5/8           2.00

            December 31, 1999                       1.30            1.30

            March 31, 2000                          0.75             9/16

            June 30, 2000                           0.35            0.35

	The number of Share Holders of Common Stock of the Company as of June 30, 2000 was 266.


	Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6	SELECTED FINANCIAL DATA.

	Set forth below is selected financial information of the Company and its consolidated subsidiary. The provided information is derived from the more detailed consolidated financial statements as of June 30, 2000, and should be read in conjunction with the consolidated financial statements included elsewhere in this Report and are qualified in their entirety by reference thereto (see "FINANCIAL STATEMENTS").

OPERATING RESULTS*
                              Cumulative    Fiscal year ended June 30
                              Since            2000            1999
                              Inception
                              to June 30,
                              1998
Revenues:
Sales                         $161,354          $ 0             $639,023
Cost of Sales                  146,362            0             (460,541)
Gross Profit                    14,992            0              178,482
Other Income                       346           33                   32
License and Distribution Fees        0       60,000            1,323,000
Consulting Agreements                0      740,000                    0
Total Income                    15,338      800,500            1,501,482

Expenses:
Total Expenses               1,781,700      493,752              601,869

Net profit (loss) before
taxes                       (1,766,362)     306,781              899,545
Net Profit(loss)            (1,364,156)     306,781              630,380
Net profit (loss) per share                  $ 0.02                $0.05


FINANCIAL POSITION:
Current Assets                            1,438,606            1,447,959
Other Assets                              2,085,909              611,274
Total Assets                              3,524,515            2,089,233

Current Liabilities                       1,164,780              740,722
Other Liabilities                           500,599              253,813
Total Liabilities                         1,665,379              994,535

Stockholder's equity                      1,859,136            1,094,698


Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS.

	The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended June 30, 1999 and June 30, 2000.

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

	TRB has emerged as an operating entity in the 1999 fiscal year. International licenses for marketing TRB's products totaling $1,125,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam and India, and payments totaling $210,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada (the details of the license agreements, as well as the payment and royalty arrangements are fully discussed in "Manufacturing/Technology Licensing Agreements" at page 9). In 2000, a further $60,000 was received for the Korean License rights.

        For the fiscal years ended June 30, 1999, revenues totaled $1,501,482, as compared to the current fiscal year, when there were no revenues.

	The overall profit during the current fiscal period ending on June
30, 2000 was $206,781, as compared to a profit before taxes of $899,645 for the fiscal year ended June 30, 1999. Total operating expenses were $493,752 for the year ended June 30, 2000, as compared to 592,120 for the year ended June 30, 1999. For the development period to June 30, 1998, expenses were $1,762,232, with the major costs being consulting fees, R&D, and professional fees. The major operating expenses in the year ended June 30, 2000 reflected TRB readying itself for the sale of its new product lines, with promotions, travel, and professional expenses accounting for 30% of the year's expenditures. In the last fiscal year, expenses were evenly distributed with travel, advertising, show related expenses, as a group, accounting for about 20% of the overall expenses of the Company. Both fiscal periods had amortization and depreciation costs of about 25% of total expenses.

	The cash and investment certificate position of the Company was $17,604 on June 30, 2000 as compared to $0 on June 30, 1999. Current assets, as a whole, decreased slightly, being $1,436,606 on June 30,2000, as compared to $1,477,959 on June 30, 1999.


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

	The Consultants were Certified Public Accountants who had provided financial consulting services to TRB. The consultants are Andy Chapkin, Stephen Nappen, and Jeffrey Zudack of 4 Becker Farm Road, Roseland, New Jersey, and each received 1,599 shares at a price of $0.50 per share. The issuance of shares to these consultants was exempt from registration through reliance on
Section 4(2) of the Securities Act of 1933, in that these were each sophisticated purchasers. The said shares were duly registered for resale on Form SB-2, declared effective on August 12, 1998.

Sale to Byung Yim

        900,000 shares were issued to Byung Yim, the Company President, The said shares were restricted, exempt from Registration through reliance on
Section 4(2) of the Securities Act of 1933, in that Mr. Yim was a sophisticated purchaser, and subject to Rule 144. The shares were to retire $218,162 in debt owed to Mr. Yim, and in lieu of salaries not drawn (See:
"SECURITY OWNERSHIP OF MANAGEMENT" at page 33 of this Registration Statement).

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

         Over $1,000,000 in distributorships and license issuances have been sold by the company and recognized as income for the 1998-1999 fiscal year, the first operational year for the Company. These distributors and licensees will commence active sales in the 2000-2001 fiscal years.

	The American Chiropractic Association has agreed to use and actively market TRB products through its membership, due to the products' therapeutic benefits. This program will be actively and aggressively pursued and supported by TRB, and should significantly impact the profits of the Company during the next fiscal year.

	The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in February 2001, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing year.

	The Company has begun to penetrate the Far Eastern market, and has received $200,000 in orders from South Korea which it plans to fill in the third quarter of the next fiscal year. As well, the Company has established TRB Systems (China) as a wholly owned subsidiary, which should commence active manufacturing and sales operations in the next fiscal year.

Marketing

        The Company plans to aggressively market its electric bicycles, with over 1,500 slated for delivery in the second quarter of the 2000-2001 fiscal year.

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

				First Elected
Name			Age	or Appointed/Term		Position

Byung D. Yim	59		April 18, 1997*	President

*	Elected on December 18, 1994, by the board of directors at the
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

	Mr. Yim was entitled to draw a salary of $50,000 during the fiscal year ending June 30, 2000. As well, he was provided with an automobile and operating expenses for the said automobile were paid on his behalf. The value of this was $6,784.

        Prior to the 2000 fiscal year, Mr. Yim took no salaries, and infused $163,126 into the TRB. In lieu of the repayment of the loan, and charging the company for salaries not claimed in previous years, Mr. Yim was issued 900,000 shares in the capital stock of the Company.

SUMMARY, COMPENSATION TABLE

           Annual Compensation     Awards               Payouts
                                       Other  Rest-
                                       Annual ricted
                                       Compen-Stock Aw-  SU  SA
Name and                               sation       ards OP  RS LTIP Other
Position    Year* Salary  ($)  Bonus($)       (#)   ($)  __ ($) ___ ($)
Byung YIM** 2000+ 50,000++     0     6,784***  0     0   0   0   0   0
Byung YIM** 1999+ 50,000++     0     6,784***  0     0   0   0   0   0
Byung YIM** 1998  50,000       0     6,285***  ****  0   0   0   0   0

+      Fiscal years ended June 30, 1999, and 2000.
++ This sum is due and owing to Mr. Yim, and has been converted to a director's loan. See Note 9 in the accompanying financial statements.
*      Fiscal Year Ending June 30, 1998
**     President, CEO, and Sole Director
***    Automobile Expenses
**** Received 900,000 shares of common stock in the Company in lieu of $163,126 loaned to the Company as Operating Expenses in 1994-1996, and in lieu of Executive Compensation for the years1994-1998, during which he did not draw a salary.

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

                     Basis           Percentage of            Other Basis
Name                 For Control     Voting Securities owned  For Control

Motion Plus Int'l.
Corporation(MPI)     Share Ownership        63%               None

NOTE: Motion Plus International Corporation (MPI) is controlled by Byung Yim, the president of the Company, and his children. Mr. Yim's children, Alexander B. Yim (age-24), and Lena B. Yim (age-22), hold 39% interest in
MPI each. Mr. Yim has a 20% interest in MPI, and the remaining 2% is held by Hee J. Yim. Alexander and Lena Yim reside at 595 Windflower Court, Morganville, NJ 07751.

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

                Name and Address              Amount and Nature of   Percent
Title of Class  of Beneficial Owner           Beneficial Ownership   of Class

Common          Byung Yim                       2,850,000 Shares*      18.5
Stock           21 Hutton Ave., Apt. 3
                West Orange NJ 07025
Common          Alexander B. Yim                3,802,500 Shares*      24.8
Stock           595 Windflower Court
                Morganville, NJ 07751
Common          Lena B. Yim                     3,802,500 Shares*      24.8
Stock           Address as for A. B. Yim

*	Motion Plus International Corporation (MPI), 5N Regent St., Living-
ston,, NJ 07068 owns 9,750,000 shares of the Company. Byung Yim, the president of the Company, owns 20% of the shares in MPI. Mr. Yim's children, Alexander B. Yim (age-24) and Lena B. Yim (age-22), each hold a 39% interest in MPI. Mr. Yim received a further 900,000 shares from the Company.

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

                Name and                Amount and
Title           Address of              Nature of       Percent
of              Beneficial              Beneficial      of
Class           Owner                   Owner           Class
Common
Stock           Byung Yim               9,750,000*      63%*

Common
Stock           Byung Yim                 900,000**      5.8

* Motion Plus International Corporation, 5 Regent St., Livingston, NJ
07068 owns 86% of the stock on the Company and Byung Yim, the president and sole director of the Company who resides at 21 Hutton Ave., Apt. 3, West Orange NJ 07025, has a 20% interest in MPI.

** Mr. Yim received the shares as compensation for funds loaned to the Company between 1994-1996 and in lieu of salary which he did not draw during 1994-1998.

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
              Relationship     Nature of Interest    Amount of   Fiscal
Name          to Company       in the Transaction    Interest    Year Ending

Byung Yim*    President and    Conversion of         900,000     1997-8
              Sole Director    loan to equity *      Shares

Byung Yim*    President and    Salary and funds      $55,000**   1997
              Sole Director    advanced to TRB

* Mr. Yim was owed $163,126 for monies advanced to TRB, and drew no salary during the development period. The 500,000 shares represent the retirement of the liability and recognition of salary for the years 1994-1998.
** Mr. Yim did not draw his salary during the fiscal period ended June 30, 1997 or the year ended June 30, 1998, and the director's loan (See "Financial Statements") reflects the company's indebtedness to Mr. Yim for $13,128 advanced to TRB and for his salary.

                             PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K.

		(a)		The following documents are filed as a part
of this Report:

(1)	Financial Statement.  	The following Financial Statements are filed
as part of this Report:

                                                                         Page

        Report of Independent Public Accountants.                          26

        Balance Sheets: June 30, 2000, June 30, 1999, June 30, 1998.       27

	Statements of Operations: Year Ended June 30, 2000,
        Year Ended June 30, 1999, Year Ended June 30, 1998.                28

	Statement of Cash Flows: Year Ended June 30, 2000,
        Year Ended June 30, 1999, Year Ended June 30, 1998.                30

        Statement of Stockholders' Equity: July 1, 1998- June 30, 2000.    31

        Notes to Financial Statements.                                     32

 (2)    Exhibits.             The following exhibits are filed as part of
this Report:

        Exhibit No.     Item                                             Page

	2.0		+ Registration Statement on Form SB-2.

        2.1             ++ Exhibits to Registration Statement on Form SB-2.

	3.1		*Articles of Incorporation of Registrant dated
                         April 9, 1997.

3.2 **Bylaws of Registrant.

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

TRB SYSTEMS INTERNATIONAL INC.


By:             /s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:   September 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By:             /s/ BYUNG YIM /s/
		Byung Yim, President and Director
		(Principal Executive Officer)

Date:   September 24, 2000

                         TRB SYSTEMS INTERNATIONAL INC.

                     Consolidated Financial Statements and
                         Accountant's Audit Report
                   For the Fiscal Year Ended June 30, 2000

                          TRB SYSTEMS INTERNATIONAL INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000





                               TABLE OF CONTENTS
 ____________________________________________________________________________



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


 ____________________________________________________________________________

Stan J.H. Lee & Co., CPA, CMA                   Tel) 201-944-7246
440 West St. 3rd Fl.                            Fax) 201-944-7759
Fort Lee, N.J. 07024-5058                       E-Mail) sierra5533@aol.com


                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
Roseland, New Jersey


We have audited the accompanying comparative balance sheets of TRB
Systems International, Inc. as of June 30, 2000, l999 and 1998 and the related comparative statement of operations and retained earnings, statement of stockholders' equity and comparative statement of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc. on June 30, 2000, l999 and 1998, and the results of its operations and its cash flow for the calendar years then ended in conformity with generally accepted accounting principles.




_______________________
Stan J.H. Lee, CPA


September 14, 2000
Princeton, NJ

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 2000, AND, JUNE 30, 1999, AND JUNE 30, 1998
                               (Notes 1,2,3)

                                       6/30/98         6/30/99     6/30/00
ASSETS

CURRENT ASSETS:
Cash                                  $  3,041                      17,604
Accounts Receivable                                    1,323,450
License & Distributorship (Note 4)                               1,400,000
Inventories                             26,462           21,002     21,002
Deferred Tax Assets                    402,772          133,507          -
                                       432,275        1,477,959  1,438,606
OTHER ASSETS:
Investment in Equity in a Closely-
Held Company (Note 5)                                            1,080,000
Prepaid Expenses (Note 6)               38,052           38,052     25,633
Property & Equipment- net (Note 7)      74,136          559,497    453,359
Organization Costs, net of              37,854           12,682          -
Security Deposits                        1,043            1,043      1,043
Patents                                                             10,874
License & Distributorship
Fees Receivable                                                    515,000
                                       651,085          611,274  2,085,909

TOTAL ASSETS                        $1,083,360        2,089,233  3,524,515

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 8)                               210,939          328,818    363,609
Bank Overdraft                                            6,819          -
Loan Payable                                            395,289    260,700
Corporation Income Taxes Payable
(Note 9)                                   200              200        200
Deferred Tax Liabilities                     -                -    173,566
Unearned Consulting Revenue                                        339,500
Obligation payable to Distributors     230,000                -          -
Payroll Taxes                            1,109            9,596          -
                                       442,248          740,722  1,137,575
Long-Term Liabilities:
Director's Loan (Note 10)              118,594          168,058    164,109
Loans from Individuals                  58,200           75,510    429,212
Auto Loan                                    -           10,245      8,174
                                       176,794          253,813    601,495
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value 30,000,000
shares authorized (Note 11)             $11,926         $11,926     13,075
Additional Paid-In-Capital            1,816,548       1,816,548  2,199,365
Retained Earnings (Deficit)         ($1,364,156)      ($733,776)  (426,995)
                                       $464,318      $1,094,698  1,785,445
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $1,083,360      $2,089,233 $3,524,515

See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF EARNINGS AND DEFICIT
                 FOR THE FISCAL YEARS ENDED JUNE 30, 2000,
                   AND JUNE 30, 1999, AND JUNE 30, 1998

                                       6/30/98         6/30/99     6/30/00

REVENUE FROM PRODUCT SALES                            $639,023           -
COST OF GOODS SOLD                                    (460,541)          -
GROSS PROFIT                                           178,482           -
CONSULTING REVENUE                                                 740,500
LICENSE AND DISTRIBUTOR FEES (Note 4)                1,323,000      60,000
                                                     1,501,482     800,500
OPERATING EXPENSES:

Advertising                            5,657            72,618         470
Amortization Expenses                 25,173            25,172      12,682
Auto Expenses (Note 12)                6,001             6,784       5,118
Bank Charges                           4,165             5,631       2,315
Commission                            12,198            11,009
Communication                          9,423            21,936       8,033
Consulting                             4,313            12,100      75,744
Contract Labor                                          39,399           -
Contribution                             600            10,150       2,O00
Depreciation                          90,918           106,138     106,138
Employee Benefits                                        2,363
Employee Salaries                      2,308            23,890
Gifts                                      -                 -         576
Insurance                              2,638             5,125       3,450
Leasing Expenses                       7,330                 -       2,840
Meals & Entertainment                 19,333            23,764      17,139
Miscellaneous Expenses                   307             6,291         910
Office Expenses                       11,500            10,056       2,642
Other Operating Expenses               7,356             5,906           -
Oversea Operating Expenses            12,400             1,500      22,520
Payroll Taxes                            585             3,596
Postage                                2,234             2,399       3,116
Professional fees                     24,215            44,009      60,246
Promotion Expenses                    85,223            50,769      52,471
Rents (Note 13)                        5,470            22,440      20,960
Research and Development                                 1,000      33,627
Shipping & Delivery                                     13,186       6,400
Show and Exhibition                  120,056            24,140           -
Sponsorship                           25,500             5,000           -
Stock Issuance and Transfer            6,285             1,975       7,007
Supplies                               3,836             3,378       2,112
Travel                                20,112            30,207      44,999
Utilities                                320               189         237

Total Operating Expenses            $515,456          $592,120    $493,752

See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (CONTINUED)

                                       6/30/98         6/30/99     6/30/00
INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE                           (515,456)        909,362     306,748

OTHER INCOME AND EXPENSE:
Dividend Income                             33              32          33
Interest Expense                                        (9,749)          -

INCOME BEFORE INCOME TAXES            (515,423)        899,645     306,781

Income Tax Expenses:
Deferred Income Taxes                                 (269,265)
Current Income Taxes                      (200)
Benefit due to Loss Carryforward       175,311                           -

Net Income (Loss)                     (340,312)        630,380     306,781

ACCUMULATED DEFICIT, at Beginning   (1,023,844)     (1,364,156)   (733,776)

ACCUMULATED DEFICIT, at End         (1,364,156)       (733,776)   (426,995)

Earnings (Loss) per Share (Note 14)  $   (0.03)           0.05        0.02

  See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE FISCAL YEARS ENDED
             JUNE 30, 2000, AND JUNE 30, 1999, AND JUNE 30, 1998
                                   (Note 15)


                                                  RETAINED    TOTAL
                   COMMON STOCK                   EARNINGS    STOCKHOLDERS'
                   NUMBER OF SHARES   AMOUNT     (DEFICITS)   EQUITY

BEGINNING BALANCE
AS OF 6/30/98            11,925,646   $1,828,474 ($1,364,156)   $464,318

Net Income (Loss)                                   $630,380

Balance as of 6/30/99    11,925,646   $1,828,474   ($733,776) $1,094,698

Shares Issued to
Various Individuals       3,380,696      383,966

Net Income (Loss)                                    306,781
Balance as of 6/30/00    15,306,342   $2,212,440   ($426,995) $1,785,445


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE FISCAL YEARS ENDED
             JUNE 30, 2000, AND JUNE 30, 1999, AND JUNE 30, 1998

                                    Fiscal Year     Fiscal Year  Fiscal Year
                                       Ended           Ended        Ended
                                      6/30/98         6/30/99      6/30/00
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Earnings (Loss)                 ($340,312)       $630,380     $306,781
Noncash item included in (Net
Loss) Earnings                        (59,220)        472,412      424,665
Decrease (Increase) in Accounts
Receivable                             12,500      (1,117,114)   1,323,450
Decrease (Increase) in Inventory      (18,962)         (2,000)           -
Decrease (Increase) in License and
Distributorship Fees Receivable             -               -   (1,915,000)
Increase (Decrease) in Acct's Payable
and Other Payables                     16,807         117,879       43,387
Increase (Decrease) in Unearned
Consulting Revenue                          -               -      339,500
Increase (Decrease) in Obligation
to Distributors                        70,000        (230,000)           -

                                     (319,187)       (128,443)     522,783
CASH FLOWS FROM
INVESTING ACTIVITIES:
Reduction for Prepaid Expenses        (13,645)              -       12,419
Investment in Equity in a Closely-
Held Company                                -               -   (1,080,000)
Purchase of Property and Equipment   (145,762)        (91,500)           -

                                     (159,407)        (91,500)  (1,092,419)
CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                        (18,106)          6,819       (6,819)
Payment of Loans Payable                    -         146,350     (134,589)
Payment of Auto Loans                       -               -       (5,071)
Loans from Individuals               (200,800)         17,310      353,702
Director's Loan                        63,594          49,454       (3,949)
Issuance of Common Stocks             636,947               -      383,966

                                      481,635         219,943      587,240

Net Increase (Decrease) in Balance
of Cash                                 3,041               -       17,604

Cash at Beginning of Period                 -               -            -

Cash at End of Period                  $3,041              $-       17,604


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

In accordance with the reverse takeover method of accounting, as referred to in Note 3 these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc. for the Fiscal Year Ended June 30, 2000.

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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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


See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licensees, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

                     1st Year            2nd Year          3rd Year
Country              Min.Royalties       Min. Royalties    Min. Royalties
 ____________________________________________________________________________
India              $    100,000        $    220,000      $    350,000
Benin/Nigeria      $     15,000        $     25,000      $      4,000
Ivory Coast        $     10,000        $     10,000      $     10,000
Tanzania           $     10,000        $     20,000      $     30,000
Vietnam            $     10,000        $     20,000      $     30,000
Brazil             $     50,000        $    100,000      $    200,000

5. Investment in Closely held Company

TRB entered into a consulting agreement with Kimvision.com, Inc. whereby TRB was paid in shares in the Company. The book value of the shares was equal to the contract payments due. TRB is informed that Kimvision plans to become a public entity trading on a public exchange, which will make the holdings marketable securities, although the marketability of the shares will depend upon market conditions. It is anticipated that the market for the shares will be a restricted market or that for some time no market will exist.

6. Prepaid Expenses

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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

7. Property and Equipment
                                                    COST
                                                  ________

Office Equipment                                $   6,275
Tools and Machinery                                30,000
Automobile                                         34,000
Moldings                                          539,062
Booth for Show                                    137,470
Informational tapes and other
promotional materials                              50,000
                                                  ________
                                                  796,807
Less Accumulated Depreciation                    (343,448)
                                                  ________
                                                $ 453,359

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

8. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contracts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

9. Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this year's taxable income.

10. Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be retired as the company has surplus funds to repay these loans.

11. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of June 30, 2000, 13,074,271 voting common shares are issued and outstanding.

12. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. Related expenses for business purposes and the amount of such expense for the Fiscal Year Ended June 30, 2000 was $5,118.

There were no other significant non arm's-length basis transactions between the Company and any related party during the Fiscal Year Ended June 30, 2000.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2000

13. Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases are minimal and immaterial in amount.

14. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 11,909,611 as of June 30, 1998 and 11,925,646 as of June 30, 1999, and 12,787,115 as of
June 30, 2000.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.