Form 10-Q
period 2000-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2000-11-15
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2000.
OR
[]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from.......... to..........

                                        File Number: 333-07242

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 15,306,342 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2000.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                               3

Consolidated Balance Sheet, as of September 30, 1999
and September 30, 2000                                            4

Consolidated Statement of Operations for the quarter ended
September 30, 1999 and September 30, 2000                         5&6

Consolidated Statement of Stockholders'
Equity for September 30, 1999 and September 30, 2000              7

Consolidated Statement of Cash Flow for the quarter ended
September 30, 1999 and September 30, 2000                         8

Notes to Financial Statements                                     9-14

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                        15

Part II         Other Information                                 18

5 Independence Way, Suite 300      Direct)201-681-7475
Princeton Corporate Center         Fax) 815-846-7550
Princeton, NJ  08540               e-mail) sierra5533@aol.com




                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
Roseland, New Jersey


We have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of September 30, 2000 and 1999, the related consolidated statements of operations and retained earnings, the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.



_______________________
Stan J.H. Lee & Co., CPAs


November 7, 2000
Fort Lee, NJ

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                AS OF SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                 09/30/00       09/30/99
ASSETS
CURRENT ASSETS:
Cash                                           $    1,125    $    14,546
Accounts Receivable (Note 4)                            -      1,323,450
License & Distributorship-
Fees Receivable                                 1,400,000              -
Inventories                                        21,002         21,002
Deferred Tax Assets                                     -        133,507
                                                1,422,127      1,492,505
OTHER ASSETS:
Investment in equity in a
closely held company (Note 5)                   1,080,000              -
Prepaid Expenses (Note 6)                          25,633         28,117
Property & Equipment-net (Note 7)                 419,875        675,820
Organization Costs,net                                  -          6,389
Security Deposits                                   1,043          1,043
Patents                                            10,874              -
License and Distributorship-
Fees Receivable                                   515,000              -
                                                2,052,425        711,369

TOTAL ASSETS                                   $3,474,552     $2,203,874

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses (Note 8) $  384,484        328,818
Bank Overdraft                                      3,312              -
Loan Payable                                      260,700        395,289
Corporation Income Tax Payable                        200            400
Deferred Tax Liabilities (Note 9)                 161,001              -
Unearned Consulting Revenue                        75,650              -
                                                  885,347        725,582
LONG-TERM LIABILITIES:
Director's Loan (Note 10)                         164,109        165,815
Loans from Individuals                            439,062         75,510
Auto Loan                                               -          9,074
                                                  603,171        250,399
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par-Value 30,000,000
Shares authorized (Note 11)                    $   13,074     $   12,016
Additional Paid-in-Capital                      2,199,365      2,018,515
Retained Earnings (Deficit)                      (226,406)      (802,638)
                                                1,986,034      1,227,893
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $3,474,552     $2,203,874


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
                    FOR THE THREE MONTH PERIODS ENDED
                SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

                                                 09/30/00        09/30/99

REVENUES FROM PRODUCT SALES                    $        -     $         -
COST OF GOODS SOLD                                      -               -
GROSS PROFIT                                            -               -

Consulting Revenue                                263,850               -
LICENSE AND DISTRIBUTOR FEES (Note 4)              30,000               -
                                                  293,850               -

OPERATING EXPENSES:
Advertising                                             -             190
Amortization Expenses                                   -           6,293
Auto Expense (Note 12)                              2,339           1,171
Bank Charges                                          594             978
Communication                                       3,290           1,531
Consulting                                          6,500               -
Contribution                                            -             150
Depreciation                                       33,484          26,534
Employees Salaries                                 15,000           6,448
Gifts                                               1,365               -
Meals & Entertainment                               3,588               -
Miscellaneous Expenses                                404             559
Office Expense                                        609           1,518
Oversea Operating Expense                           3,000           5,000
Payroll Taxes                                           -             677
Postage                                             1,189             397
Professional Fees                                   9,924           2,814
Promotion Expenses                                      -             416
Rents (Note 13)                                     6,250           7,950
Research and Development                                -               -
Shipping & Delivery                                     -             735
Stock Issuance and Transfer Service                 1,200               -
Supplies                                              503              98
Travel                                              3,910           5,412
Utilities                                             112               -
                                                   93,261          68,871

See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
                      FOR THE THREE MONTH PERIODS ENDED
                 SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

                                                 09/30/00        09/30/99

INCOME (LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                         200,589         (68,871)

OTHER INCOME AND EXPENSE:
Dividend Income                                        -               9
Interest Expense                                       -               -

INCOME (LOSS) BEFORE INCOME TAXES                200,589         (68,862)

Income Tax Expenses:
Income Tax Expense                                                      -
Deferred Income Taxes                                  -                -
Current Income Taxes                                   -                -

NET INCOME (Loss)                                200,589          (68,862)

ACCUMULATED DEFICIT,
at Beginning                                    (426,995)        (733,776)

ACCUMULATED DEFICIT,                           $(226,406)     $  (802,638)
at End

Earnings (Loss) per
Share (Note 14)                                  $ 0.013           (0.006)


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTH PERIODS ENDED
                  SEPTEMBER 30, 2000 AND SEPTEMBER 31, 1999
                                 (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS'
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY


BEGINNING
BALANCE
AS OF 06/30/99        11,926,646         $1,828,474 ($733,776) $1,094,698

Shares issued
between 06/30/99
and 09/30/99              90,000            202,057         -     202,057

Net Income (Loss)              -                  -   (68,862)    (68,862)

Balance as of
09/30/99              12,015,646        $2,030,531  $(802,638) $1,227,893

BALANCE
AS OF 06/30/00        15,306,342         $2,212,440  ($426,995)$1,786,445

Shares Issued
between 09/30/99
and 09/30/00                   -                  -          -          -

Net Income (Loss)              -                  -    200,589    200,589

Balance as of
09/30/00              15,306,342         $2,212,440  $(226,406)$1,988,034


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTH PERIODS ENDED
                  SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

                                                 09/30/00        09/30/99
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Profit (Loss)                              $ 200,589       $ (68,862)
Noncash item included in
Net Income (Loss)                                 33,484           47,604
Decrease (Increase) in Acct's
Receivable                                             -                -
Decrease (Increase)
in Inventory                                           -                -
Increase (Decrease) in Acct's
Payable and Other Payables                        20,875          (15,140)
Increase (Decrease) in
Unearned Consulting Revenue                     (263,850)               -
Increase (Decrease) in
Deferred Tax Liabilities                         (12,565)               -

                                                 (21,467)         (36,398)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Reduction in Prepaid Expenses                          -           (1,937)
Purchase of Property and
Equipment                                              -         (145,762)
Investment in equity in a
Closely Held-Company                                   -                -
                                                                 (147,699)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                                     3,312                -
Payment of Auto Loans                             (8,174)          (1,171)
Loans from Individuals                             9,850                -
Reduction of Director's
Loan                                                               (2,243)
Issuance of Common Stock                               -          202,057
Loans Payable
                                                   4,988          198,643

Net Increase (Decrease)
in Balance of Cash                               (16,479)          14,546

Cash at Beginning of Period                       17,604                -

Cash at End of Period                          $   1,125     $     14,546


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTH PERIODS ENDED ON SEPTEMBER 30, 2000 AND 1999


1. Incorporation and Business Activity

TRB Systems International Inc., a Delaware corporation, incorporated on April 11, 1997, is a holding company whose only asset is 100% of voting common stocks in TRB Systems Inc.

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

2. Summary of Significant Accounting Policies

a) Principles of Consolidations

TRB Systems Inc., the only subsidiary of TRB Systems International Inc. has been included in the consolidated financial statements, as it is the operating entity, with TRB Systems International, Inc. a non-operating holding company.

In accordance with the reverse takeover method of accounting, as referred to in Note 3, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the three month periods ended September 30, 2000 and September 30, 1999.

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

See Accompanying Auditor's Report, which is an Integral Part of
Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTH PERIODS ENDED ON SEPTEMBER 30, 2000 AND 1999


2. Summary of Significant Accounting Policies - Continued

f) Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

g) Intangible Assets

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

h) Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

i) Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives.

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

3. Business Combination

Pursuant to an Agreement dated April 18, 1997 and effective on that date, TRB Systems International, Inc. issued 9,750,000 common shares in exchange for all outstanding shares in the capital of TRB Systems Inc. As a result of this transaction, control of the combined companies passed to the former shareholders of TRB Systems Inc.


See Accompanying Auditor's Report, which is an Integral Part of
Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIODS ENDED ON SEPTEMBER 30, 2000 AND 1999


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


4. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,323,450 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland,
Delaware, Orange County, California and Brazil.

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licenses, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4 % thereafter, with a minimum royalty payment per year as set out in the following table:


                  1st Year         2nd Year        3rd Year
Country           Min. Royalties   Min. Royalties  Min. Royalties

India             $1,000,000       $   220,000     $   350,000
Benin/Nigeria     $   15,000       $    25,000     $     4,000
Ivory Coast       $   10,000       $    10,000     $    10,000
Tanzania          $   10,000       $    20,000     $    30,000
Vietnam           $   10,000       $    20,000     $    30,000
Brazil            $   50,000       $   100,000     $   200,000


5. Investment in Equity in a Closely-Held Company

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


See Accompanying Auditor's Report, which is an Integral Part of
Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIODS ENDED ON SEPTEMBER 30, 2000 AND 1999


6. Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transfer Power Systems (TPS).
The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs, or March 1, 1999, whichever date was later.

       Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

7. Property and Equipment

Office Equipment                                     $       6,725
Tools and Machinery                                         79,321
Automobile                                                  34,000
Moldings                                                   539,062
Booth for Show                                             137,470
Informational tapes and other promotional materials         50,000

                                                           846,128
Less) Accumulated Depreciation                            (426,253)
                                                      $    419,875

The Purchase of the property and expenses except the office equipment, booth, $39,000 in molds and automobile were from Marn Seol, a long time employee of TRB in Taiwan and was thus non-arms length. As a result, on October 2, 1999, the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the company to Marn Seol, said shares restricted and subject to Rule 144.

8. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

9. Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this year's taxable income.


See Accompanying Auditor's Report, which is an Integral Part of
Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTH PERIODS ENDED ON SEPTEMBER 30, 2000 AND 1999



10. Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be restricted as the company has surplus funds to repay these loans.

11. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of September 30, 2000, 15,306,342 voting common shares are issued and outstanding.

12. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $2,339 and $1,171, for the three month periods ended September 30, 2000 and September 30, 1999.

      There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.


13. Description of Leasing Arrangements

The Company leases its executive office facilities under non-cancelable short-term operating leases. The future minimum lease payments required under the leases are minimal and immaterial in amount.

14. Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.
The average number of shares outstanding under these assumptions would be 15,306,342 as of September 30, 2000 and 12,015,646 as of September 30, 1999.


See Accompanying Auditor's Report, which is an Integral Part of
Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended September 30, 2000.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. The Company did receive consulting revenues in the sum of $300,000 for promotional work for a Korean Company. This can be compared to $0.00 in sales for the quarter ended September 30, 1999.

Total operating expenses were $93,261 for the quarter ended September 30, 2000, as compared to $68,871 for the period ended September 30, 1999. In the first Quarter of 1999 the major expenses were depreciation and amortization, and salaries. In the first quarter of 2000, the ratio of expenses to total expenses remained constant.

The cash and investment certificate position of the Company was $1,125 on September 30, 2000 as compared to $14,546 on September 30, 1999.
Current assets, as a whole, decreased by about 3%, from $1,422,127 on September 30, 1999 to $1,492,505 on September 30, 2000.

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

Current Plans

TRB System International announced in the first quarter that it had signed an exclusive license agreement with Tianjin Fushida Bicycle Co. ltd. to market and distribute TRB's electric bike and a new dual motion outdoor bicycle, which allows rider to use the TRB's natural motion or the traditional circular pedaling motion with a flip of a switch on the handle bar. The dual action motion is being manufactured by Tianjin Fushida Group and will be available for both domestic and export to United States at the end of this quarter.

On July 5, 2000, TRB Systems International reached an exclusive sales and marketing agreement with the Nankai Trading Company, Sakai-City, Japan. Japan is the fourth largest bicycle market in the world. The license fee will total $ 1.25 million and be paid within twelve months of production.

A tentative agreement in principles has been reached between Tiajin Fushida Group and TRB International to form a wholly owned subsidiary, TRB Systems China to market all TRB Systems products in China. TRB Systems China to market all TRB System products in China. TRB International will own 51 % and Tiajin Fushida Group will own 49 %.

Nissho Iwai American Corporation, a subsidiary of its parent company Nissho Iwai of Japan and TRB Systems International are in tentative talks to have Nissho Iwai sell TRB's product through a number of United States sales channel such as Wal-Mart and Sam's Club.

TRB's electric bike has been slow to reach the market place due to biomechanic design problems. These problems have been rectified and confirmed by our latest test market results enabling us to proceed with production and a market launch in the Untied States late next year.

TRB Systems International continues to improve operations and has completed the working prototype of TRB's Kinesio first therapeutic and fitness products. The Kinesio HR, the home model is scheduled for the market place in third quarter ( January 1 - March 31, 2001)

                                PART II


Item 1.         Legal Proceedings


There exists an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995. The action appears premature, and has been settled as of this date for the issue of shares and payment of cash in the sum of $5,000 per month as against the debt, in the total sum of $190,000. The matter is still before the Courts, and management feels it will have settled the case in the next fiscal quarter, without substantial impact upon the Company and its cash flow.


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

Date:           November 15, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:           November 15, 2000.

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









                               November 15, 2000