Form 10-Q
period 2000-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2001-02-14
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2000.
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 15,306,342 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2000.

                                INDEX


                                                         Page Number
Part I		Financial Information

Item 1. Auditor's Review Statement                               3

Consolidated Balance Sheet, as of December 31, 1999
and December 31, 2000                                            4

Consolidated Statement of Operations for the quarter ended
December 31, 1999 and December 31, 2000                        5&6

Consolidated Statement of Stockholders'
Equity for December 31, 1999 and December 31, 2000               7

Consolidated Statement of Cash Flow for the quarter ended
December 31, 1999 and December 31, 2000                          8

Notes to Financial Statements                                 9-13

Item 2. Management Discussion and Analysis of
Financial Conditions and Results of
Operations                                                      14

Part II         Other Information                               17

5 Independence Way, Suite 300      Direct)201-681-7475
Princeton Corporate Center         Fax) 815-846-7550
Princeton, NJ  08540               e-mail) sierra5533@aol.com




                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
Roseland, New Jersey


We have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of December 31, 2000 and 1999, the related consolidated statements of operations and retained earnings, the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

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



__/s/Stan J. H. Lee/s/___
     Stan J.H. Lee & Co., CPAs


February 14, 2001
Fort Lee, NJ

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEET
                AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                 12/31/00       12/31/99
ASSETS
CURRENT ASSETS:
Cash                                           $    1,090    $     9,277
Accounts Receivable (Note 4)                            -      1,323,450
License & Distributorship-
Fees Receivable                                 1,380,000              -
Inventories                                        23,100         20,001
Deferred Tax Assets                                     -         75,000
                                                1,404,190      1,427,728
OTHER ASSETS:
Investment in equity in a
closely held company (Note 5)                   1,080,000              -
Prepaid Expenses (Note 6)                          25,633         25,663
Property & Equipment-net (Note 7)                 386,391        642,993
Organization Costs,net                                  -              -
Security Deposits                                   1,043          1,043
Patents                                            14,658         10,874
License and Distributorship-
Fees Receivable                                   515,000              -
                                                2,022,725      1,760,543

TOTAL ASSETS                                   $3,426,915     $3,188,271

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses (Note 8) $  395,600        301,055
Bank Overdraft                                                   879,500
Loan Payable                                      260,700        395,289
Corporation Income Tax Payable                          -            400
Deferred Tax Liabilities (Note 9)                 210,057              -
Unearned Consulting Revenue                             -              -
Salaries Payable                                   15,000              -
                                                  881,357      1,576,244
LONG-TERM LIABILITIES:
Director's Loan (Note 10)                         164,109        126,692
Loans from Individuals                            419,062         38,510
Auto Loan                                               -          9,074
                                                  583,171        174,276
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par-Value 30,000,000
Shares authorized (Note 11)                    $   13,075     $   13,075
Additional Paid-in-Capital                      2,199,365      2,123,765
Retained Earnings (Deficit)                      (250,053)      (699,089)
                                                1,962,387      1,437,751
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $3,426,915     $3,188,271


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
                    FOR THE THREE MONTH PERIODS ENDED
                DECEMBER 31, 2000, AND DECEMBER 31, 1999

                                                 12/31/00        12/31/99

REVENUES FROM PRODUCT SALES                    $        -     $         -
COST OF GOODS SOLD                                      -               -
GROSS PROFIT                                            -               -

Consulting Revenue                                 75,600         200,500
LICENSE AND DISTRIBUTOR FEES (Note 4)              28,000               -
                                                  103,600         200,500
OPERATING EXPENSES:
Amortization Expenses                                 772           6,293
Auto Expense (Note 12)                              2,275           3,208
Bank Charges                                          340           1,109
Communication                                       2,890           5,449
Consulting                                         37,500          14,698
Contract Labor                                          -             500
Contribution                                            -             867
Depreciation                                       33,484          26,534
Employees Salaries                                 15,000           6,448
Gifts                                               1,156               -
Meals & Entertainment                               1,850           3,227
Miscellaneous Expenses                                305           1,525
Office Expense                                        512           2,860
Oversea Operating Expense                           2,500           4,800
Payroll Taxes                                           -           1,613
Postage                                               765             397
Professional Fees                                   5,400          11,500
Promotion Expenses                                      -           8,600
Registration Fees                                       -          10,874
Rents (Note 13)                                     6,250           4,500
Research and Development                            5,000               -
Shipping & Delivery                                 2,160           2,050
Stock Issuance and Transfer Service                 1,545             632
Supplies                                              403               -
Travel                                              6,780          20,766
Utilities                                             360               -
                                                  127,247         138,713


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
                      FOR THE THREE MONTH PERIODS ENDED
                 DECEMBER 31, 2000, AND DECEMBER 31, 1999
                                (con't)

                                                 12/31/00        12/31/99

INCOME (LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                         (23,647)         61,787

OTHER INCOME AND EXPENSE:
Dividend Income                                        -              49
Interest Expense                                       -               -

INCOME (LOSS) BEFORE INCOME TAXES                (23,647)         61,836

Income Tax Expenses:
Income Tax Expense
Deferred Income Taxes                                  -                -
Current Income Taxes                                   -                -
INCOME BEFORE EXTRAORDINARY GAIN
Gain from legal settlement                             -           47,713

NET INCOME (Loss)                                (23,647)         103,549

ACCUMULATED DEFICIT,
at Beginning                                    (226,406)        (802,638)

ACCUMULATED DEFICIT,                           $(250,053)     $  (699,089)
at End

Earnings (Loss) per
Share (Note 14)                                  $ 0.002           (0.008)


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTH PERIODS ENDED
                   DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                    (Note 14)

                                                    RETAINED       TOTAL
                      CAPITAL STOCKS                EARNINGS    STOCKHOLDERS'
                      NUMBER OF SHARES    AMOUNT   (DEFICITS)      EQUITY


BEGINNING
BALANCE
AS OF 09/30/99        11,925,646         $1,828,474 ($802,638) $1,025,836

Shares issued
between 09/30/99
and 12/31/99           1,148,625            308,366         -           -

Net Income (Loss)              -                  -   103,549           -

Balance as of
12/31/99              13,074,271         $2,136,840  $(699,089)$1,437,751

BALANCE
AS OF 09/30/00        15,306,342         $2,212,440  ($226,406)$1,986,034

Shares Issued
between 09/30/00
and 12/31/00                   -                  -          -          -

Net Income (Loss)              -                  -    (23,647)         -

Balance as of
09/30/00              15,306,342         $2,212,440  $(250,053)$1,962,387


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTH PERIODS ENDED
                  DECEMBER 31, 2000, AND DECEMBER 30, 1999

                                                 12/31/00        12/31/99
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Profit (Loss)                              $ (23,647)       $  68,869
Noncash item included in
Net Income (Loss)                                 34,256           31,837
Decrease (Increase) in Acct's
Receivable                                             -                -
Decrease (Increase)
in license & distributorship
fees Receivable                                   20,000                -
Decrease (Increase)
in Inventory                                      (2,098)           1,001
Increase (Decrease) in Acct's
Payable and Other Payables                        25,916          (27,763)
Increase (Decrease) in
Unearned Consulting Revenue                      (75,650)         879,500
Increase (Decrease) in
Deferred Tax Liabilities                         (12,565)               -

                                                  49,056                -
                                                  27,833          953,444
CASH FLOWS FROM
INVESTING ACTIVITIES:
Reduction in Prepaid Expenses                          -           (1,937)
Purchase of Property and
Equipment                                         (4,556)               -
Investment in equity in a
Closely Held-Company                                   -       (1,080,000)
                                                  (4,556)      (1,081,937)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Overdraft                                    (3,312)               -
Payment of Auto Loans                                  -           (1,171)
Loans from Individuals                           (20,000)         (37,000)
Reduction of Director's
Loan                                                   -          (41,366)
Issuance of Common Stock                               -          217,307
Loans Payable
                                                 (23,312)         137,770

Net Increase (Decrease)
in Balance of Cash                                   (35)           9,277

Cash at Beginning of Period                        1,125                -

Cash at End of Period                          $   1,090      $     9,277


See Accompanying Notes which are an Integral Part of the Financial Statements.

                    TRB SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED ON DECEMBER 31, 2000


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

In accordance with the reverse takeover method of accounting, as referred to in note 3, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB systems Inc. for the three month periods ended December 31, 2000 and December 31, 1999.

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

Depreciation is computed by using the straight-line method for financial reporting purposes and the modified accelerated cost recovery method for federal income ax purposes.

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

See Accompanying Auditor's Report, which is an Integral Part of Financial Statements.

                    TRB SYSTEMS INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTH PERIODS ENDED ON DECEMBER 31, 2000


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

Pursuant to an Agreement dated April 18, 1997 and effective on that date, TRB Systems International Inc. issued 9,750,000 common shares in exchange for all outstanding shares in the capital of TRB Systems Inc.
As a result of this transaction, control of the combined companies passed to the former shareholders of TRB Systems Inc.


See Accompanying Auditor's Report, which is an Integral Part of Financial Statements.

                   TRB SYSTEMS INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED ON DECEMBER 31, 2000


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

The licenses are for three years duration with automatic renewals so long as minimum loyalties are paid and by agreement with all licenses, the effective date of each contract was January 1, 1998. The contracts call for an ongoing royalty payment of 6% in the first year, and 4 % thereafter, with a minimum royalty payment per year as set out in the following table:


                     1st Year       2nd Year       3rd Year
Country              Min. Royalties Min. Royalties Min. Royalties

India            $   1,000,000  $   220,000 $      350,000
Benin/Nigeria    $      15,000  $    25,000 $        4,000
Ivory Coast      $      10,000  $    10,000 $       10,000
Tanzania         $      10,000  $    20,000 $       30,000
Vietnam          $      10,000  $    20,000 $       30,000
Brazil           $      50,000  $   100,000 $      200,000






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


See Accompanying Auditor's Report, which is an Integral Part of Financial Statements.

                  TRB SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTH PERIODS ENDED ON DECEMBER 31, 2000


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

7.	Property and Equipment

Office Equipment                                         $         6,725
Tools and Machinery                                               79,321
Automobile                                                        34,000
Moldings                                                         539,062
Booth for Show                                                   137,470
Informational tapes and other promotional materials               50,000
                                                                 846,128
Less) Accumulated Depreciation                                  (459,737)
                                                            $    386,391

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


See Accompanying Auditor's Report, which is an Integral Part of Financial Statements.

                     TRB SYSTEMS INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED ON DECEMBER 31, 2000



10.	Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be restricted as the company has surplus funds to repay these loans.

11.	Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of December 31, 2000, 15,306,342 voting common shares are issued and outstanding.

12.	Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $2,275 and $3,208, for the three month periods ended December
31, 2000 and December 31, 1999.

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

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 15,306,342 as of December 31, 2000 and 13,074,271 as of December 31, 1999.


See Accompanying Auditor's Report, which is an Integral Part of Financial Statements.

                                PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended December 31, 2000.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. The Company did receive consulting revenues in the sum of $75,600,000 for promotional work for a Korean Company, and received 28,000 in licensing fees. This can be compared to $200,000 in consulting fees for the quarter ended December 31, 1999.

Total operating expenses were $127,247 for the quarter ended December 31, 2000, as compared to $138,713 for the period ended December 31, 1999. In the first Quarter of 1999 the major expenses were depreciation and amortization, and salaries. In the first quarter of 2000, the ratio of expenses to total expenses remained constant.

The cash and investment certificate position of the Company was $1,090 on December 31, 2000 as compared to $9,277 on December 31, 1999.
Current assets, as a whole, decreased by about 3%, from $1,427,728 on December 31, 1999 to $1,404,190 on December 31, 2000.

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

Current Plans

TRB System International announced in the first quarter that it had signed an exclusive license agreement with Tianjin Fushida Bicycle Co. ltd. to market and distribute TRB's electric bike and a new dual motion outdoor bicycle, which allows rider to use the TRB's natural motion or the traditional circular pedaling motion with a flip of a switch on the handle bar. The dual action motion is being manufactured by Tianjin Fushida Group and will be available for both domestic and export to United States at the end of the next quarter.

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

TRB Systems International continues to improve operations and has completed the working prototype of TRB's Kinesio first therapeutic and fitness products. The Kinesio HR, the home model is scheduled for the market place in third quarter (January 1 - March 31, 2001)

                                PART II


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

Date:           February 14, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
                Byung Yim, President and Director
		(Principal Executive Officer)

Date:           February 14, 2001.

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









                               December 31, 2000