Form 10-Q
period 2001-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2001-05-14
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2001.
OR
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

                   TRB SYSTEMS INTERNATIONAL INC.

                 Consolidated Financial Statements,
                Independent Review Report, and Notes
                 For the Nine-Month Periods Ended
                 March 31, 2001 and March 31, 2000





                            TABLE OF CONTENTS



                                                             Page


Independent Review Report                                      3

Consolidated Financial Statements:

Balance Sheet                                                  4

Statements of Earnings(Loss) and Deficit                     5-6

Statement of Stockholders' Equity                              7

Statements of Cash Flows                                       8

Notes to Financial Statements                                  9

Stan J.H. Lee & Co. CPAs (NJ)                  Direct) 201-681-7475
4643 S. Ulster St. - Suite 800                 e-mail) sierra5533@aol.com
Regency Plaza                                     Tel) 303-226-4447
Denver CO 80237                                   Fax) 815-846-7550


                          INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
West Orange, New Jersey


We have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of March 31, 2001 and 2000, the related consolidated statements of operations and retained earnings (deficit), the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the nine-month periods then ended in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

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




/s/Stan J. H. Lee, CPA /s/
_______________________
Stan J.H. Lee & Co.  CPAs


May 7, 2001
New Jersey

                        TRB SYSTEMS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2001 AND 2000

                                                 03/31/01       03/31/00
ASSETS
CURRENT ASSETS:
Cash                                           $    2,390    $    10,950
Accounts Receivable (Note 3)                    1,380,000      1,290,587
Inventories                                        23,100         20,001
Deferred Tax Assets                                     -         75,000

                                                1,405,490      1,396,538
OTHER ASSETS:
Investment in equity in a
closely held company (Note 4)                   1,080,000      1,080,000
Prepaid Expenses (Note 5)                          21,365         25,663
Property & Equipment-net (Note 6)                 385,586        616,459
Security Deposits                                   1,043          1,043
Patents                                            14,658         10,874
License and Distributorship-
Fees Receivable                                   515,000              -

                                                2,017,652      1,734,009

TOTAL ASSETS                                   $3,423,142     $3,130,547

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses (Note 7) $  390,527        321,321
Deferred Tax Liabilities                           33,115              -
Loan Payable                                      260,700        333,093
Corporation Income Tax Payable                          -            400
Unearned Consulting Revenue                             -        615,650
Salary and Payroll Taxes Payable                   15,000              -

                                                  699,342      1,270,464
LONG-TERM LIABILITIES:
Director's Loan (Note 9)                          138,319        127,392
Legal Judgments Payable (Note 13)                 381,000              -
Loans from Individuals                            419,062        133,316
Auto Loan                                               -          8,174
                                                  938,381        268,882
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par-Value 30,000,000
Shares authorized (Note 10)                    $   13,325     $   13,075
Additional Paid-in-Capital                      2,286,615      2,123,765
Retained Earnings (Deficit)                      (514,521)      (545,639)
                                                1,785,419      1,591,201
TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY:                          $3,423,142     $3,130,547


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED
               EARNINGS (DEFICIT) FOR THE NINE-MONTH PERIODS ENDED
                           MARCH 31, 2001 AND 2000

                                                 03/31/01        03/31/00

REVENUES FROM PRODUCT SALES                    $        -     $         -
COST OF GOODS SOLD                                      -               -
GROSS PROFIT                                            -               -

Consulting Revenue                                414,950         263,850
LICENSE AND DISTRIBUTOR FEES (Note 4)              58,000               -

                                                  472,950         263,850
OPERATING EXPENSES:
Communication                                      11,795           3,336
Contribution                                            -           1,000
Consulting                                         44,000
Depreciation                                       67,773          26,534
Employees Salaries                                 30,000          27,275
Meals & Entertainment                               5,438           6,589
Miscellaneous Expenses                             19,632           5,558
Office Expense                                      4,871           5,000
Oversea Operating Expense                           5,500           9,800
Professional Fees                                  58,334          47,411
Research and Development                           68,800               -
Rents (Note 13)                                    12,500           6,250
Travel                                             27,775          13,409

                                                  356,418         152,162


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED
               EARNINGS (DEFICIT) FOR THE NINE-MONTH PERIODS ENDED
                           MARCH 31, 2001 AND 2000
                                  (Con't)


                                                 03/31/01        03/31/00

INCOME (LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND INCOME TAX
EXPENSES                                          116,532         111,688

OTHER INCOME AND EXPENSE:
Dividend Income                                         -              49
Interest Expense                                        -               -

INCOME (LOSS) BEFORE INCOME TAXES                 116,532         111,737

Income Tax Expense, net of net
operating carryover                                     -               -

INCOME BEFORE EXTRAORDINARY GAIN                  116,532         111,737

Extraordinary loss from legal
judgments                                         381,000
Gain from legal settlement                              -          41,713

                                                  381,000          41,713

NET INCOME (Loss)                                (264,468)        153,450

ACCUMULATED DEFICIT,
at Beginning                                    $(250,053)    $  (699,089)

ACCUMULATED DEFICIT,
at End                                          $(514,521)    $  (545,639)

Earnings (Loss) per
Share (Note 12)                                   $ 0.017          (0.009)


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE NINE-MONTHS PERIOD ENDED
                          MARCH 31, 2001 AND 2000


                      CAPITAL
                      STOCKS                         RETAINED   TOTAL
                      NUMBER OF           PAID-IN    EARNINGS   STOCKHOLDERS'
                      SHARES     AMOUNT   CAPITAL    (DEFICITS) EQUITY
BEGINNING
BALANCE
AS OF 01/01/00        13,074,271 $13,075  $2,123,765 ($699,089) $1,437,751

Net Income (Loss)              -                   -   153,450     153,450

Balance as of
03/31/0O              13,074,271  13,075  $2,123,765 $(545,639) $1,591,201

AS OF 01/01/01        15,306,342  15,306  $2,197,134 ($250,053) $1,962,387

Shares Issued
between 01/01/01
and 03/31/01             250,000     250      87,250         -      87,500

Net Income (Loss)              -                   -  (264,468)   (264,468)

Balance as of
03/31/01              15,556,342 $15,556  $2,284,384 $(514,521) $1,785,419


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE NINE-MONTH PERIODS ENDED
                          MARCH 31, 2001 AND 2000

                                                 03/31/01        03/31/00
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income (Loss)                              $(264,468)        $ 111,521
Noncash items included in
Net Income (Loss)                                 66,773            26,534
Decrease (Increase) in Acct's
Receivable                                             -            32,863
Decrease (Increase) in
Prepaid Expense                                    4,268                 -
Decrease (Increase) in
Deferred Taxes                                  (242,910)
Increase (Decrease) in Acct's
Payable and Other Payables                        (5,073)               -
Increase (Decrease) in
Loans Payable                                          -         (263,850)

                                                (441,410)         (92,932)

CASH FLOWS FROM
INVESTING ACTIVITIES:                                  -                -

CASH FLOW FROM
FINANCING ACTIVITIES:

Payment of Auto Loans                                  -             (900)
Loans from Individuals                                             94,805
Reduction of Director's
Loan                                             (25,790)             700
Increase in legal judgments payable              381,000
Issuance of Common Stock                          87,500                -
Loans Payable
                                                 442,710           94,605

Net Increase (Decrease)
in Balance of Cash                                 1,300            1,673

Cash at Beginning of Period                        1,090            9,277

Cash at End of Period                          $   2,390        $  10,950


See Accompanying Notes which are an Integral Part of the Financial Statements.

                   TRB SYSTEMS INTERNATIONAL, INC.
           Notes to the Consolidated Financial Statements
                  For the Nine-Month Periods Ended
                 March 31, 2001 and March 31, 2000


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

In accordance with the reverse takeover method of accounting , these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB systems Inc. for the nine-month periods ended March 31, 2001 and March 31, 2000.

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

                   TRB SYSTEMS INTERNATIONAL, INC.

               Notes to the Consolidated Financial Statements
                     For the Nine-Month Periods Ended
                   March 31, 2001 and March 31, 2000


2.      Summary of Significant Accounting Policies - Continued

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


3.  Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,895,000 from the Ivory
Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California and Brazil.

The licenses are automatically renewed so long as minimum loyalties are paid and by agreement with all licenses. The contracts call for an ongoing royalty payment of 6% in the first year, and 4 % thereafter, with a minimum royalty payment per year as set out in the following table:


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

4.   Investment in Equity in a Closely-Held Company

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

                  TRB SYSTEMS INTERNATIONAL, INC.

              Notes to the Consolidated Financial Statements
                   For the Nine-Month Periods Ended
                   March 31, 2001 and March 31, 2000


5.   Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transfer Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.   Property and Equipment

Office Equipment                                       $    6,725
Tools and Machinery                                        79,321
Automobile                                                 34,000
Moldings                                                  538,612
Booth for Show                                            137,470
Informational tapes and other promotional materials        50,000
                                                          846,128
Less) Accumulated Depreciation                           (460,542)

            Net as of March 31, 2001                   $  385,586
                                                          ======

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

10.  Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of March 31, 2001, 15,306,342 voting common shares are issued and outstanding.

                  TRB SYSTEMS INTERNATIONAL, INC.

             Notes to the Consolidated Financial Statements
                 For the Nine-Month Periods Ended
                March 31, 2001 and March 31, 2000



11.   Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $2,680 and $516, for the nine-month periods ended March 31, 2001 and 2000.

      There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12.   Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents. The average number of shares outstanding under these assumptions would be 13,074,271 as of March 31, 2001 and 2000.

13.     Pending Suits and Judgment

As of the statement period of March 31, 2001, there is outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys                 Amount as of 3/31/2001

David, Kessler & Associates, LLC               $ 44,000
Sawtooth Marketing Group                         56,000
Cole, Schotz, Meiser, Forman & Leonard           89,000
Bernard & Koff                                  192,000
Total                                          $381,000

                                PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended March 31, 2001.

On April 18, 1997 the Company purchased 100% of all the outstanding shares of TRB. TRB Systems Inc. is a Delaware corporation, formed in April 1994, to market and manufacture, worldwide, the Transbar Power System (TPS) technology and its applications to the bicycle, exercycle, electric bicycle and wheelchair.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. For the nine months ended March 31,2001, the Company did receive consulting revenues in the sum of $414,950 for promotional work for a Korean Company, and received $58,000 in licensing fees. This can be compared to $263,850 in consulting fees for the nine month period ended March 31, 2000.

Total operating expenses were $356,418 for the period ended March 31, 2001, as compared to $152,162 for the period ended March 31, 2000. In the first three Quarters of 2000 the major expenses were depreciation and amortization, and salaries. In the first three quarters of 2001, the ratio of expenses to total expenses remained relatively constant.

The cash and investment certificate position of the Company was $2,390 on March 31, 2001 as compared to $10,950 on March 31, 2000.
Current assets, as a whole, increased by about 2%, from $1,396,538 on March 31, 2000 to $1,405,490 on December 31, 2001.

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

Current Plans

This quarter has been one of restructuring, as well as creating a stronger alliance with production facilities in Korea, Taiwan, and China.

TRB Systems, in conjunction with Shen Zhen Xidesheng Bicycle Co. Ltd. of
China finished the prototype of a two-way outdoor bicycle that features the natural working motion of TRB and the conventional 3600 pedaling system. Mold production started March 15, 2001 and manufacturing is scheduled for June (4th Quarter).

The multi-functional (6 different motions) for the youth market is still in the testing phase. Delays have occurred due to the complexity of the assembly in relationship to the various biomechanical motions. Completion of the testing was finished for early April with mold production in May.

TRB-200, our electric bike, has finally been revamped based on our test market analyses, and is ready for production in Taiwan.

The first prototype of TRB-100, a newly designed light electric bike, weighing approximately 1\2 the weight of the standard electric bikes on the market was completed March 28, 2001 in China.

TRB Korea bid, on February 19, 2001, to acquire, through a bank auction, BITEC Bicycle Co. Ltd., Korea and was successful. Pending government requirements, completion of this transaction should be completed in July 2001. This acquisition will give TRB Systems International their own R&D department, production facility, and improved shipping capabilities.

TRB, working with SuperStar Communications, Korea, will complete a strategic business plan for the China market by the end of May 2001.

TRB Dual Bike mold is completed and production will start in early June 2001.

The multi-function bike is scheduled to start testing (sample orders), prior to final mass production in September 2001.

                                PART II


Item 1.         Legal Proceedings


Currently, the Company is settling $381,000 in judgments for goods and services. The financial impact is disclosed in the financial statements and notes thereto. The Company believes that all judgments will be settled and paid over time.

Item 2.         Changes in Securities

                NONE

Item 3.         Defaults Upon Senior Securities

                NONE

Item 4.         Submission of Matters to a Vote of Security Holders

                NONE

Item 5.         Other Information

Acquisition of TRB

On April 18, 1997, in exchange for 9,750,000 shares in the common stock of Company, 100% of the stock in TRB was sold by Motion Plus International Corporation, a Delaware Corporation, its owner, to the Company. Motion Plus International is a holding company, 20% of whose shares are owned by Byung Yim, President and CEO of the Company. Mr. Yim's children, Alexander B.
Yim (age-23) and Lena B. Yim (age-21), hold 39% interest in MPI each, with the remaining 2% held by Hee J. Yim.


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

Date:           May 14, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By              /s/BYUNG YIM/s/
                Byung Yim, President and Director
                (Principal Executive Officer)

Date:           May 14, 2001.

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









                               March 31, 2001

                                EXHIBIT 23.1

                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-Q


May 14, 2001

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


       We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending March 31, 2000, the quarter ending March 31, 2001, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Registration Statement.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058