Form 10KSB
period 2001-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2001-10-01
CIK 1042610

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        __________________________


                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


        For fiscal year ended       Commission File Number 333-7242
        June 30, 2001

                      TRB SYSTEMS INTERNATIONAL INC.
          (Exact name of registrant as specified in its charter)


        DELAWARE                               22-3522572
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

   21 Hutton Avenue, Suite 3
    West Orange, New Jersey                        07039
(Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code:    (973) 994-4488

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,493,793 based on the average price per share of $0.175 paid for shares on the NASDAQ Bulletin Board on June 30, 2001. The Company trades under the symbol TRBX.

There were 18,535,960 shares of common stock outstanding having a par value of $0.001 per share as of June 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

Registration Statement on Form SB-2, filed on July 27, 1998, declared effective August 12, 1998; Articles of Incorporation of the Registrant dated April 9, 1997, and Bylaws of Registrant, previously filed as an exhibit to the Company's Form SB-2, made effective August 12, 1998, and Quarterly Reports on Form 10-QSB filed on November 15, 2000, February 14, 2001, and May 14, 2001.

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

        TRB, licensed from ABL Properties Corp., the company owning the patent rights to the TPS technology, the exclusive rights to market and enhance products using the Transbar Power System (See Licenses). TRB intends to create what management believes is a new generation of cycling and fitness products using the patented TPS technology. The characteristics of the TPS technology are similar to that used in stepper machines, which are currently one of the fastest growing segments of exercise equipment industry. In short the technology allows the users of TRB's products to exercise using a natural walking or jogging motion. Management believes this produces the results the user wants- but alleviates the damage to the lower back, hips, knees, and ankles that traditional biking, or jogging on pavement, produce.

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

Business Development

Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale, with full production planned in December 2001 from the TRB facility in Korea.

TRB has signed an agreement with the U. S. Taekwondo Union (USTU) allowing TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and at the annual meeting of the USTU in California in November, 1998, TRB was allowed to make a presentation regarding TRB's products and their benefits, to the attendees. The Company has prepared marketing material for the individual Taekwondo Centers, and it is anticipated that active sales will commence in the third quarter of the 2001-2002 fiscal year, utilizing the new, improved, redesigned bicycle.

In October 1999, TRB Systems International reached an agreement with Pretty Wheel Ind., LTD. They will put up a $10 million dollar line of credit for the production of TRB Systems electric bicycle and the upcoming Kinesio line of products.

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China. Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finish product is scheduled for completion mid-December 2001.

On July, 12, 2000, Fushida Bicycle Co. Ltd., China. agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. We anticipate sample models to be completed by the end of October, 2001.

In April 2001, TRB purchased BITEK Bicycle Company, Ltd. of Korea, which is the third largest manufacturer of bicycles in Korea. It is anticipated that TRB will commence production for worldwide distribution in the second or third quarter of next year.

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

   The royalty/volume requirements are presented below:

                      1st Year        2nd Year        3rd Year
                      Min. Royalties  Min. Royalties  Min. Royalties
Country

India                $100,000         $220,000        $350,000

Benin/Nigeria         $15,000          $25,000         $40,000

Ivory Coast &         $10,000          $10,000         $10,000
5 other countries

Tanzania              $10,000          $20,000         $30,000

Vietnam               $10,000          $20,000         $30,000

Brazil                 50,000          100,000         200,000


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

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

   During the past two years TRB spent approximately $66,180 on R&D, all of which will be borne by the customer as reflected in the price of the products of TRB.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

   The Company is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

The Company has 4 full time employees, and no part time employees.

Equipment

   The fixed assets of the Company as valued for accounting purposes have a depreciated book value of $317,813, and an non-depreciated book value of $758,275. The assets are principally comprised of tools and dies for the manufacture of the components for the TPS System.

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

Item 2   PROPERTIES.

        The Company currently rents approximately 500 square feet for its staff, at 21 Hutton Avenue, in New Jersey, as well as 2,500 square foot R&D facility in Taiwan, with a rent of $12,864 per anum. The company also owns a 12,000 square foot manufacturing facility in Korea.

   Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities will be required, however the current facilities are expected to suffice until after December 31, 2001.

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

There is an action in the Supreme Court of New Jersey by Cherenson Group for fees and disbursements incurred in their role as Public Relations Specialists for the Company. The claim has been settled for $100,000, $57,000 of which has already been paid.

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


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE.

                             PART II

Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS.

   The Company is authorized to issue 30,000,000 shares of Common Stock, with a par value of $.001. Immediately prior to this filing 18,583,960 shares of Common Stock were outstanding and held of record by 266 persons as of September 15, 2001. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

Summary of Market Activity for the Current Fiscal Year:

                                     Bid

            Quarter Ended                           High            Low

            June 31, 1998                           none            none

            September 30, 1998                      $5.00          $5.00

            December 31, 1998                       1 15/16      1 15/16

            March 31, 1999                          1.50           1.265

            June 30, 1999                           0.875          0.625

            September 30, 1999                      1 5/8           2.00

            December 31, 1999                       1.30            1.30

            March 31, 2000                          0.75            9/16

            June 30, 2000                           0.35            0.35

            September 30, 2000                      0.26            3/16

            December 31, 2000                       5/16            0.15

            March 31, 2001                          13/16           0.13

            June 30, 2001                           0.23            0.13

   The number of Share Holders of Common Stock of the Company as of June 30, 2001 was 266.


   Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6   SELECTED FINANCIAL DATA.

   Set forth below is selected financial information of the Company and its consolidated subsidiary. The provided information is derived from the more detailed consolidated financial statements as of June 30, 2001, and should be read in conjunction with the consolidated financial statements included elsewhere in this Report and are qualified in their entirety by reference thereto (see "FINANCIAL STATEMENTS").

OPERATING RESULTS*
                              Cumulative    Fiscal year ended June 30
                              Since            2000            2001
                              Inception
                              to June 30,
                              1998
Revenues:
Sales                         $161,354          $ 0             $ 0
Cost of Sales                  146,362            0               0
Gross Profit                    14,992            0               0
Other Income                       346           33               0
License and Distribution Fees        0       60,000               58,000
Consulting Agreements                0      740,000              414,950
Total Income                    15,338      800,500              472,950

Expenses:
Total Expenses               1,781,700      493,752              441,189

Net profit (loss) before
taxes                       (1,766,362)     306,748               31,761
Loss from Judgment                                              (381,000)
Net Profit(loss)            (1,364,156)     306,781             (359,554)
Net profit (loss) per share                  $ 0.02               (0.019)


FINANCIAL POSITION:
Current Assets                            1,438,606            1,255,570
Other Assets                              2,085,909            2,085,611
Total Assets                              3,524,515            3,688,181

Current Liabilities                       1,137,575              607,417
Other Liabilities                           601,495            1,394,346
Total Liabilities                         1,739,070            2,001.763

Stockholders' Equity                      1,785,445            1,686,418


Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its fiscal years ended June 30, 2000 and June 30, 2001.

Discussion of Financial Information

   The Company has no active income save for the operational activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

   TRB had emerged as an operating entity in the 1999 fiscal year. International licenses for marketing TRB's products totaling $1,125,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, Brazil and India, and payments totaling $335,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada.

        For the fiscal years ended June 30, 2000, sales revenues totaled $0, as compared to the current fiscal year, when there were no sales revenues.

   The overall loss during the current fiscal period ending on June
30, 2001 was $359,554, as compared to a profit of $306,781 for the fiscal year ended June 30, 2000. Total operating expenses were $493,752 for the year ended June 30, 2000, as compared to 441,189 for the year ended June 30, 2001. The major operating expenses in the year ended June 30, 2001 reflected TRB readying itself for the sale of its new product lines.
In 2001, an extraordinary event, being a judgment in the sum of $381,000, was the cause of the overall losses suffered by the Company. Prior to the extraordinary event, a profit of $21,446 was recorded.

   The cash and investment certificate position of the Company was $17,604 on June 30, 2000 as compared to $4,950 on June 30, 2001. Current assets, as a whole, decreased by 10%, being $1,436,606 on June 30, 2000, as compared to $1,255,570 on June 30, 2001.


Material Events

Acquisition of TRB

    On April 18, 2001, TRB purchased BITEK Bicycle Co., Ltd., the third largest bicycle manufacturer in Korea, for the sum of $472,440, of which $425,196 was by a collateral mortgage due in 2006, carrying a 9% per anum interest rate, with interest only payable during the first two years.

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

         Over $2,300,000 in distributorships and license issuances have been sold by the company and recognized as income for the 1998-2001 fiscal years. These distributors and licensees will commence active sales in the 2001-2002 fiscal years.

   The American Chiropractic Association has agreed to use and actively market TRB products through its membership, due to the products' therapeutic benefits. This program will be actively and aggressively pursued and supported by TRB, and should significantly impact the profits of the Company during the next fiscal year.

   The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in February 2002, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing two year period.

   The Company has begun to penetrate the Far Eastern market, and has received $200,000 in orders from South Korea which it plans to fill in the third quarter of the next fiscal year. As well, the Company has established TRB Systems (China) as a wholly owned subsidiary, which should commence active manufacturing and sales operations in the next fiscal year.

   The Company will begin active production of bicycles in its Korean facilities in December 2001.

Marketing

        The Company plans to aggressively market its electric bicycles, with over 1,500 slated for delivery in the second quarter of the 2001-2002 fiscal year.

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

   Included at Pages 23 through 35 hereof.

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

                        First Elected
Name            Age     or Appointed/Term          Position

Byung D. Yim    60      April 18, 1997*            President

* Elected on December 18, 1994, by the board of directors at the recommendation of the Company's stockholders, to serve as a director until the next annual meeting of the Company's stockholders, and until her successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.
________________


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

   Mr. Yim was entitled to draw a salary of $50,000 during the fiscal year ending June 30, 2001. As well, he was provided with an automobile and operating expenses for the said automobile were paid on his behalf. The value of this was $6,784.

        Prior to the 2001 fiscal year, Mr. Yim took no salaries, and infused $163,126 into the TRB. In lieu of the repayment of the loan, and charging the company for salaries not claimed in previous years, Mr. Yim was issued 900,000 shares in the capital stock of the Company in 2000.

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

+      Fiscal years ended June 30, 2000, and 2001.
++ This sum is due and owing to Mr. Yim, and has been converted to a director's loan. See Note 9 in the accompanying financial statements.
*      Fiscal Year Ending June 30, 1998
**     President, CEO, and Sole Director
***    Automobile Expenses
**** Received 900,000 shares of common stock in the Company in lieu of $163,126 loaned to the Company as Operating Expenses in 1994-1996, and in lieu of Executive Compensation for the years 1994-1998, during which he did not draw a salary.

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

* Motion Plus International Corporation (MPI), 5N Regent St., Living-ston,, NJ 07068 owns 9,750,000 shares of the Company. Byung Yim, the president of the Company, owns 20% of the shares in MPI. Mr. Yim's children, Alexander B. Yim (age-24) and Lena B. Yim (age-22), each hold a 39% interest in MPI. Mr. Yim received a further 900,000 shares from the Company.

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

                             PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

          (a) The following documents are filed as a part of this Report:

(1) Financial Statement.   The following Financial Statements are filed
as part of this Report:

                                                                         Page


        Report of Independent Public Accountants.                          25

        Balance Sheets: June 30, 2001, June 30, 2000, June 30, 1999.       26

        Statements of Operations: Year Ended June 30, 2001,
        Year Ended June 30, 2000, Year Ended June 30, 1999.                27

        Statement of Stockholders' Equity: July 1, 1999-June 30, 2001.     29

        Statement of Cash Flows: Year Ended June 30, 2001,
        Year Ended June 30, 2000, Year Ended June 30, 1999.                30

        Notes to Financial Statements.                                     31

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

TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
      Byung Yim, President and Director
      (Principal Executive Officer)

Date:   September 24, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
           Byung Yim, President and Director
             (Principal Executive Officer)

Date:   September 24, 2001

                         TRB SYSTEMS INTERNATIONAL INC.
               Consolidated Comparative Financial Statements and
                         Independent Auditor's Report
                             For the Years Ended
                           June 30, 2001 and 2000

                          TRB SYSTEMS INTERNATIONAL INC.
                 Consolidated Comparative Financial Statements and Independent Auditor's Report for the Years Ended
                            June 30, 2001 and 2000





                               TABLE OF CONTENTS
____________________________________________________________________



                                                               Page

Accountant's Audit Report                                       25

Consolidated Financial Statements:


     Balance Sheet                                              26

     Statements of Earnings(Loss) and Deficit                   27

     Statement of Stockholders' Equity                          29

     Statements of Cash Flow                                    30

     Notes to Financial Statements                              31

____________________________________________________________

Stan J.H. Lee, CPA (NJ)                         Direct) 201-681-7475
4643 S. Ulster St.- Suite 800                   Fax) 815-846-7550
Regency Plaza One                               e-Mail) sierra5533@aol.com
Denver CO  80237


                      INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International Inc.
West Orange, New Jersey


We have audited the accompanying comparative statements of financial position of TRB Systems International Inc. as of June 30, 2001 and 2000 and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems
International Inc. on June 30, 2001 and 2000, and the results of its operations and its cash flow for the calendar years then ended in conformity with generally accepted accounting principles.




_______________________
/s/Stan J.H. Lee, CPA/s/

Stan J.H. Lee, CPA


September 17, 2001
New Jersey

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 2001, AND, JUNE 30, 2000, AND JUNE 30, 1999


                                       6/30/99     6/30/00     6/30/01
ASSETS

CURRENT ASSETS:
Cash                                         -      17,604       4,950
Accounts Receivable (Note 3)         1,323,450   1,400,000   1,222,420
Inventories                             21,002      21,002      28,200
Deferred Tax Assets                    133,507           -           -
                                     1,477,959   1,438,606   1,255,570
OTHER ASSETS:
Investment in Equity in a Closely-
Held Company (Note 4)                        -   1,080,000   1,080,000
Investment in Net Equity of a
Foreign Entity (Note 14)                     -           -     472,440
Prepaid Expenses (Note 5)               38,052      25,633      21,365
Property & Equipment- net (Note 6)     559,497     453,359     317,813
Organization Costs, net of              12,682          -            -
Security Deposits                        1,043       1,043       1,043
Patents                                      -      10,874      24,950
License & Distributorship
Fees Receivable                              -     515,000     515,000
                                       611,274   2,085,909   2,432,611

TOTAL ASSETS                        $2,089,233   3,524,515   3,688,181

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 7)                               328,818    363,609      331,717
Deferred Tax Liabilities                     -    173,566            -
Bank Overdraft                           6,819          -            -
Loan Payable                           395,289    260,700      260,000
Corporation Income Taxes Payable           200        200            -
Unearned Consulting Revenue                  -    339,500            -
Salary and Payroll Taxes Payable         9,596          -       15,000
                                       740,722  1,137,575      607,417
LONG-TERM LIABILITIES:
Bank Loans (Note 14)                         -          -      425,196
Director's Loan (Note 9)               168,058    164,109      138,319
Legal Judgments Payable (Note 13)            -          -      381,000
Loans from Individuals                  75,510    429,212      449,831
Auto Loan                               10,245      8,174            -
                                       253,813    601,495    1,394,346
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value 30,000,000
shares authorized (Note 10), 13,075,435
issued as of June 30, 2000, and
18,583,960 outstanding as of
June 30, 2001                          $11,926     13,075       18,583
Additional Paid-In-Capital           1,816,548  2,199,365    2,454,384
Retained Earnings (Deficit)          ($733,776)  (426,995)    (786,549)
                                    $1,094,698  1,785,445    1,686,418
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $2,089,233 $3,524,515   $3,688,181

See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                         AND RETAINED EARNINGS (DEFICIT)
                              FOR THE YEARS ENDED
                  JUNE 30, 2001, JUNE 30, 2000 AND JUNE 30, 1999

                                       6/30/99     6/30/00         6/30/01

REVENUE FROM PRODUCT SALES            $639,023           -               -
COST OF GOODS SOLD                    (460,541)          -               -
GROSS PROFIT                           178,482           -               -
CONSULTING REVENUE                                 740,500         414,950
LICENSE AND DISTRIBUTOR FEES
(Note 4)                             1,323,000      60,000          58,000
                                     1,501,482     800,500         472,950
OPERATING EXPENSES:

Auto Expenses (Note 11)                  6,784       5,118           4,900
Advertising                             72,618           -               -
Bank Charges                             5,631           -               -
Commission                              11,009           -               -
Communication                           21,936       8,033          18,055
Consulting                              12,100      75,744          83,100
Contract Labor                          39,399           -               -
Contribution                            10,150       2,O00               -
Depreciation and Amortization          131,210     118,820          67,773
Employee Salaries                       23,890      27,275          60,000
Employee Benefits                        2,363           -               -
Insurance                                5,125           -               -
Meals & Entertainment                   23,764      17,139          13,130
Miscellaneous Expenses                   6,291           -               -
Other Operating Expenses                 5,906       8,478          24,142
Office Expenses                         10,056       2,642           7,241
Oversea Operating Expenses               1,500       9,800          15,100
Payroll Taxes                            3,596           -               -
Postage                                  2,399           -               -
Professional fees                       44,009      60,246          41,019
Promotion Expenses                      50,769      52,471               -
Rents                                   22,440      20,960          24,465
Research and Development                 1,000      33,627          32,553
Shipping & Delivery                     13,186       6,400               -
Show and Exhibition                     24,140           -               -
Sponsorship                              5,000           -               -
Stock Issuance and Transfer              1,975           -               -
Supplies                                 3,378           -               -
Travel                                  30,207      44,999          49,711
Utilities                                  189           -               -

Total Operating Expenses              $592,120    $493,752        $441,189

See Accompanying Notes which are an Integral Part of Financial Statements.

                       TRB SYSTEMS INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     AND RETAINED EARNINGS (DEFICIT)
                            FOR THE YEARS ENDED
               JUNE 30, 2001, JUNE 30, 2000 AND JUNE 30, 1999
                              (CONTINUED)


                                       6/30/99     6/30/00       6/30/01
INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE                            909,362     306,748        31,761

OTHER INCOME AND EXPENSE:
Dividend Income                             32          33             -
Interest Expense                        (9,749)          -        10,115

INCOME (LOSS) BEFORE INCOME TAXES      899,645     306,781        21,646

Income Tax Expenses:
Deferred Income Taxes                 (269,265)          -             -
Current Income Taxes                         -           -          (200)

INCOME BEFORE EXTRAORDINARY EVENT      630,380     306,781        21,464

Extraordinary Event (Note 13)                -           -      (381,000)

NET INCOME (LOSS)                      630,380     306,781      (359,554)

ACCUMULATED DEFICIT, at Beginning   (1,364,156)   (733,776)     (426,995)

ACCUMULATED DEFICIT, at End           (733,776)   (426,995)     (786,549)

Earnings (Loss) per Share (Note 12)    $  0.05       0.023        (0.019)

See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE FISCAL YEARS ENDED
             JUNE 30, 2001, AND JUNE 30, 2000, AND JUNE 30, 1999



                                                  RETAINED    TOTAL
                   COMMON STOCK                   EARNINGS    STOCKHOLDERS'
                   NUMBER OF SHARES   AMOUNT     (DEFICITS)   EQUITY


BEGINNING BALANCE
AS OF 6/30/98            11,925,696   $1,828,474 ($1,364,156)   $464,318

Net Income (Loss)                                   $630,380

Balance as of 6/30/99    11,925,696   $1,828,474   ($733,776) $1,094,698

Shares Issued to
Various Individuals       1,148,739      383,966

Net Income (Loss)                                    306,781

Balance as of 6/30/00    13,074,435   $2,212,440   ($426,995) $1,785,445

Shares Issued to
various Individuals       5,509,525     $260,527                $260,527

Net Income (Loss)                                  ($359,554)  ($359,554)

Balance as of 6/30/01    18,583,960   $2,714,911   ($786,549) $1,686,418


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW
                             FOR THE YEARS ENDED
             JUNE 30, 2001, AND JUNE 30, 2000, AND JUNE 30, 1999

                                    Fiscal Year     Fiscal Year  Fiscal Year
                                       Ended           Ended        Ended
                                      6/30/99         6/30/00      6/30/01
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Earnings (Loss)                  $630,380        $306,781    $(359,554)
Noncash item included in (Net
Loss) Earnings                        472,412         424,665      135,546
Decrease (Increase) in Accounts
Receivable                         (1,117,114)      1,323,450      177,580
Decrease (Increase) in Inventories     (2,000)              -       (7,198)
Decrease (Increase) in License and
Distributorship Fees Receivable             -      (1,915,000)           -
Decrease (Increase) in Prepaid
Expenses                                    -               -        4,268
Increase (Decrease) in Unearned
Consulting Revenue                          -         339,500     (399,500)
Increase (Decrease) in Current
Liabilities                           117,879          43,387      (29,323)
Increase (Decrease) in Obligation
to Distributors                      (230,000)              -            -

                                     (128,443)        522,783     (418,181)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in Net Equity of a
Foreign Entity                              -               -     (472,440)
Expenditure for Patient                     -               -      (14,076)
Reduction for Prepaid Expenses              -         (12,419)           -
Investment in Equity in a Closely-
Held Company                          (91,500)     (1,080,000)           -
Purchase of Property and Equipment          -               -     (135,546)

                                      (91,500)     (1,092,419)    (622,062)

CASH FLOW FROM
FINANCING ACTIVITIES:
Bank Loan                               6,819          (6,819)     425,196
Payment of Loans                      146,350        (134,589)     (33,964)
Loans from Individuals                 17,310         353,702       20,619
Payment of Auto Loans                       -          (5,071)           -
Director's Loan                        49,454          (3,949)     (25,790)
Increase in legal judgments
payable                                     -               -      381,000
Issuance of Common Stocks                   -         383,966      260,528

                                      219,943         587,240    1,027,589

Net Increase (Decrease) in Balance
of Cash                                     -          17,604      (12,654)

Cash at Beginning of Period                 -               -       17,604

Cash at End of Period                      $-         $17,604       $4,950


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           JUNE 30, 2001 AND 2000

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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc., for the years ended June 30, 2001 and 2000.

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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           JUNE 30, 2001 AND 2000

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


See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                     FINANCIAL STATEMENTS FOR THE YEARS ENDED
                            JUNE 30, 2001 AND 2000

3. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,895,000 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland
Delaware, and Orange County, California and Brazil.

The licenses are with automatically renewed so long as minimum loyalties are paid and by agreement with all licensees. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:

                     1st Year            2nd Year          3rd Year
Country              Min.Royalties       Min. Royalties    Min. Royalties
_______________________________________________________________________
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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                     FINANCIAL STATEMENTS FOR THE YEAR ENDED
                             JUNE 30, 2001 AND 2000


6. Property and Equipment

Office Equipment                                $   6,725
Tools and Machinery                                79,321
Automobile                                         34,000
Moldings                                          538,612
Booth for Show                                    137,470
Informational tapes and other
promotional materials                              50,000
                                                  ________
                                                  846,128
Less) Accumulated Depreciation                   (528,315)
                                                  ________
                                                $ 317,813

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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of June 30, 2001, 18,583,960 voting common shares are issued and outstanding.

11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was none and $4,900 and $5,118 for the years ended June 30, 2001 and 2000, respectively.

There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           JUNE 30, 2001 AND 2000


12. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

As of June 30, 2001, there are outstanding judgments totaling $381,000 against the Company. Management has negotiated with the judgment holders to pay the outstanding amounts due over time. As payment will be over a multi-year period, the debt has been classified as a long term debt. Details of the judgments, and the judgment holders are as follows:

Creditors/Creditors' Attorneys                Amount as of 6/30/2001

David, Kessler & Associates, LLC              $ 44,000
Sawtooth Marketing Group                        56,000
Cole, Schotz, Meiser, Forman & Leonard          89,000
Bernard Koff                                   192,000

Total                                         $381,000


14. Investment in Net Equity of a Foreign Entity and Related Bank Loan

During the fourth quarter, the Company purchased 100% of the assets of Bitek Bicycle Co. Ltd in Korea for $ 472,440 with bank loan of $ 425,196. The acquisition will provide the manufacturing facility to produce and market TRB's bike products to the Korean domestic markets as well as exports to China and the U.S.

The bank loan was secured from Kookmin Bank-Seoul, Korea, collateralized by the factory real estate and carries a interest rate of 9% with a maturity date of April 2006.

The Company pays interest only for the first two years and then the loan is amortized over thirty six months with principal and interest.