Form 10QSB
period 2001-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2001-11-15
CIK 1042610

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended September 30, 2001.
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,585,960 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2001.

                   TRB SYSTEMS INTERNATIONAL INC.

                 Consolidated Financial Statements,
                Independent Review Report and Notes
                 For the Three-Month Periods Ended
               September 30, 2001 and September 30, 2000





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


                          INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
West Orange, New Jersey


We have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of September 30, 2001 and 2000, the related consolidated statements of operations and retained earnings (deficit), the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three-month periods then ended in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

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




/s/Stan J.H. Lee, CPA/s/
_______________________
Stan J.H. Lee & Co. CPAs


November 14, 2001
New Jersey

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                       9/30/01     9/30/00
ASSETS

CURRENT ASSETS:
Cash                                     2,650       1,125
Accounts Receivable (Note 3)         1,202,421   1,400,000
Inventories                             21,400      21,002
                                     1,226,471   1,422,127
OTHER ASSETS:
Investment in Equity in a Closely-
Held Company (Note 4)                1,080,000   1,080,000
Investment in Net Equity of a
Foreign Entity (Note 14)               472,440           -
Prepaid Expenses (Note 5)               14,345      25,633
Property & Equipment- net (Note 6)     269,522     419,875
Security Deposit                         1,043       1,043
Patents                                 50,372      10,874
License & Distributorship
Fees Receivable                        515,000     515,000
                                     2,402,722   2,052,425

TOTAL ASSETS                        $3,629,193   3,474,552

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 7)                               291,717     384,484
Bank Overdraft                               -       3,312
Loan Payable                           210,760     260,700
Corporation Income Taxes Payable           200         200
Deferred Tax Liabilities                     -     161,001
Unearned Consulting Revenue                  -      75,650
Salary Payable                          30,000           -
                                       532,677     885,347
LONG-TERM LIABILITIES:
Bank Loans (Note 14)                   425,196           -
Director's Loan (Note 9)               138,319     164,109
Legal Judgments Payable (Note 13)      381,000           -
Loans from Individuals                 409,831     439,062
Auto Loan                                    -           -
                                     1,354,346     603,171
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value 30,000,000
shares authorized (Note 10), 15,306,342
issued as of September 30, 2000, and
18,583,960 outstanding as of
September 30, 2001                     $18,583      15,306
Additional Paid-In-Capital           2,454,384   2,197,134
Retained Earnings (Deficit)          ($730,797)   (226,406)
                                    $1,742,170   1,986,034
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $3,629,193  $3,474,552

See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                  AND (DEFICIT) FOR THE THREE-MONTH PERIODS ENDED
                     SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                       9/30/01     9/30/00

REVENUE FROM PRODUCT SALES                   -           -
COST OF GOODS SOLD                           -           -
GROSS PROFIT                                 -           -
CONSULTING REVENUE                     207,475     263,850
LICENSE AND DISTRIBUTOR FEES
(Note 3)                                20,000      30,000
                                       227,475     293,850
OPERATING EXPENSES:

Auto Expenses (Note 11)                  1,501       2,339
Communication                            1,825       3,290
Consulting                              18,500       6,500
Depreciation                                 -      33,484
Employee Salaries                       29,500      15,000
Meals & Entertainment                    5,490       3,588
Miscellaneous Expenses                   6,225       4,167
Office Expenses                          2,275         609
Interest Expense                         9,567           -
Oversea Operating Expenses               8,973       3,000
Professional Fees                        8,627       9,924
Rents (Note 13)                          7,950       6,250
Research and Development                52,110           -
Shipping & Delivery                      1,230           -
Stock Issuance and Transfer                  -       1,200
Travel                                  17,950       3,910

Total Operating Expenses              $171,723     $93,261

See Accompanying Notes which are an Integral Part of Financial Statements.

                       TRB SYSTEMS INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                 AND DEFICIT FOR THE THREE-MONTH PERIODS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                 (CONTINUED)


                                       9/30/01     9/30/00
INCOME (LOSS)
BEFORE INCOME
TAX                                     55,752     200,589

Income Tax Expenses:

Income Tax Expense                      26,761      96,283
Net Operating Loss
Carryover                              (26,761)    (96,283)

NET INCOME (LOSS)                       55,752     200,588

ACCUMULATED DEFICIT, at Beginning     (786,549)   (426,995)

ACCUMULATED DEFICIT, at End        $  (730,797)  $(226,407)

Earnings (Loss) per Share (Note 12)   $  0.003    $  0.013

See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE THREE-MONTH PERIODS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000



                     COMMON STOCK                    RETAINED     TOTAL
                      NUMBER OF    AMOUNT  PAID-IN   EARNINGS  STOCKHOLDERS'
                       SHARES              CAPITAL  (DEFICITS)   EQUITY


AS OF 07/01/2000      15,306,342  $15,306 $2,197,134 $(426,995) $1,785,445

Shares Issued
between 7/1/2000
and 9/30/2000                  -        -          -         -           -

Net Income (Loss)              -        -          -   200,589     200,589

Balance as of
9/30/2000             15,306,342   $15,306 $2,197,134$(226,406) $1,986,034


As of 7/01/2001       18,583,960   $18,583  2,454,384 (786,549)  1,686,418

Shares Issued between
7/01/2001 and
9/30/2001                      -         -          -        -           -

Net Income (Loss)              -         -          -   55,752      55,752

                      18,583,960   $18,583 $2,454,384$(730,797) $1,742,170


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE THREE-MONTH PERIODS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                      9/30/01         9/30/2000
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Profit (Loss)                    $ 55,752          $200,589
Noncash item included in Net
Income (Loss)                          48,291            33,484
Decrease (Increase) in Accounts
Receivable                             19,999                 -
Decrease (Increase) in Inventory        6,800                 -
Increase (Decrease) in Accounts
Payable and Other Payables            (17,780)           20,875
Increase (Decrease) in Unearned
Consulting Revenue                          -          (263,850)
Increase (Decrease) in Deferred
Tax Liabilities                             -           (12,565)

                                      113,062           (21,467)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Expenditure for Patient               (25,422)                -

                                      (25,422)                -


CASH FLOW FROM
FINANCING ACTIVITIES:

Bank Overdraft                              -             3,312
Payment of Loans                      (49,940)           (8,174)
Loans from Individuals                (40,000)            9,850

                                      (89,940)            4,988

Net Increase (Decrease) in Balance
of Cash                                (2,300)          (16,479)

Cash at Beginning of Period             4,950            17,604

Cash at End of Period                $  2,650          $  1,125


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE FIRST QUARTER
                       ENDED SEPTEMBER 30, 2001 AND 2000

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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International Inc. together with the results of TRB Systems Inc., for the quarters ended September 30, 2001 and 2000.

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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE FIRST QUARTER
                       ENDED SEPTEMBER 30, 2001 AND 2000

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


See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE FIRST QUARTER
                       ENDED SEPTEMBER 30, 2001 AND 2000

3. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,202,421 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland
Delaware, and Orange County, California and Brazil.

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

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE FIRST QUARTER
                       ENDED SEPTEMBER 30, 2001 AND 2000


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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $ 0.001 par value share, and, as of September 30, 2001, 18,583,960 voting common shares are issued and outstanding.

11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $1,501 and $2,339 for the first quarters ended September 30, 2001 and 2000, respectively.

There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.

See Accompanying Accountant's Audit Report, which is an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                       NOTES TO CONSOLIDATED COMPARATIVE
                   FINANCIAL STATEMENTS FOR THE FIRST QUARTER
                       ENDED SEPTEMBER 30, 2001 AND 2000


12. Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

As of the statement period of September 30, 2001, there are outstanding judgments in the amount of $381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced, but the outcome of such negotiations are uncertain. The Management also believes the Company is not in the financial position to pay these amounts within a one year period and therefore classified the legal judgments to long term.

Creditors/Creditors' Attorneys                Amount as of 9/30/2001

David Kessler & Associates, LLC               $ 44,000
Sawtooth Marketing Group                        56,000
Cole, Schotz, Meiser, Forman & Leonard          89,000
Bernard Koff                                   192,000

Total                                         $381,000


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

The Company pays interest only for the first two years and then the loan is amortized over thirty-six months with principal and interest.

                                PART I

Item 1. General Development Of Business.

        TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997. Currently, the Company is a holding company with one subsidiary, TRB Systems Inc., (TRB), which was purchased on April 18, 1997.

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

Electric Bike

POWER+BIKE is an outdoor bike that uses the same natural "up-down" motion of all the TRB bicycles, but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph.
TRB's POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23lbs, light and efficient enough for the senior citizen and women's market (can be pedaled comfortably in a business skirt or suit) and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended September 30, 2001.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. For the quarter ended September 30, 2001, the Company did receive consulting revenues in the sum of $207,475 for promotional work for a Korean Company, and received $20,000 in licensing fees. This can be compared to $263,850 in consulting fees for the quarter period ended September 30, 2000.

Total operating expenses were $171,723 for the period ended September 30, 2001, as compared to $93,261 for the period ended September 30, 2000. In the first quarter of 2000 the major expenses were depreciation and amortization, and salaries. In the first quarter of 2001, the ratio of expenses to total expenses remained relatively constant. However, in preparation for production, R&D and Travel accounted for about 1/3 of all expenses.

The cash and investment certificate position of the Company was $2,650 on September 30, 2001 as compared to $1,125 on September 30, 2000.
Current assets, as a whole, were $1,226,471 on September 30, 2001 as compared to $1,422,127 on September 30, 2000.

Liquidity

Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set (See Note 3 to Financial Statements for minimum sales/royalty figures).

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

TRB Systems, in conjunction with Shen Zhen Xidesheng Bicycle Co. Ltd. of China finished the prototype of a two-way outdoor bicycle that features the natural working motion of TRB and the conventional 360 degree pedaling system. Mold production started March 15, 2001 and manufacturing is scheduled for December 2001.

The multi-functional (6 different motions) for the youth market is still in the testing phase. Delays have occurred due to the complexity of the assembly in relationship to the various biomechanical motions. Completion of the testing was finished for early April with mold production in May, 2001, and full production slated for December 2001.

TRB-100, our electric bike, has finally been revamped based on our test market analyses, and is ready for production in Taiwan and China. This electric bicycle is collapseable, and the lightest electric bicycle in the world. Production will commence in the 4th quarter of this fiscal year.

TRB Korea bid, on February 19, 2001, to acquire, through a bank auction, BITEC Bicycle Co. Ltd., Korea and was successful. Pending government requirements, completion of this transaction should be completed in December, 2001. This acquisition will give TRB Systems International, Inc. their own R&D department, production facility, and improved shipping capabilities. The factory is the second largest in Korea.

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

23.1            Consent of Auditors for including Review Report- Page 28

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

Date:           November 14, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
                Byung Yim, President and Director
                (Principal Executive Officer)

Date:           November 14, 2001.

                                EXHIBIT 23.1

                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-Q


November 14, 2001

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


       We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending September 30, 2000 and the quarter ending September 30, 2001, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058