Form 10QSB
period 2001-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2002-02-15
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended December 31, 2001.
OR

[]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                         TRB SYSTEMS INTERNATIONAL, INC.

                Consolidated Comparative Financial Statements and
                       Independent Auditor's Review Report

                          December 31, 2001 and 2000

                         TRB SYSTEMS INTERNATIONAL INC.

                Consolidated Comparative Financial Statements and
                       Independent Auditor's Review Report

                          December 31, 2001 and 2000





                             TABLE OF CONTENTS



                                                            Page

        Independent Auditor's Review Report                   3

Consolidated Comparative Financial Statements:

        Balance Sheets                                        4

        Statements of Earnings (Loss) and Deficit             5

        Statement of Stockholders' Equity                     6

        Statements of Cash Flows                              7

        Notes to Financial Statements                         8

Stan J.H. Lee, CPA                            Direct) 201-681-7475
2182 Lemoine Ave, Suite 200                   e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                            Fax) 815-846-7550






                           INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
West Orange, New Jersey



We have reviewed the accompanying consolidated balance sheets of TRB
Systems International, Inc. as of December 31, 2001 and 2000, the related consolidated statements of operations and retained earnings (deficit), the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the quarters and six-month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

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



                /s/Stan J.H. Lee, CPA/s/
                _______________________
                   Stan J.H. Lee, CPA

February 12th, 2002
Fort Lee, New Jersey

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000


                                      12/31/01    12/31/00
ASSETS

CURRENT ASSETS:
Cash                                     2,210       1,090
Accounts Receivable (Note 3)         1,109,235   1,380,000
Inventories                             39,250      23,100
                                     1,150,695   1,404,190
OTHER ASSETS:
Investment in Equity in a Closely-
Held Company (Note 4)                1,080,000   1,080,000
Investment in Net Equity of a
Foreign Entity (Note 14)               472,440           -
Prepaid Expenses (Note 5)               14,345      25,633
Property & Equipment- net (Note 6)     236,038     386,391
Security Deposit                         1,043       1,043
Patents                                 29,280      14,658
License & Distributorship
Fees Receivable (Note 3)               515,000     515,000
                                     2,348,146   2,022,725

TOTAL ASSETS                        $3,498,841   3,426,915

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 7)                               310,217     395,600
Loan Payable                            80,000     260,700
Corporation Income Taxes Payable           200           -
Deferred Tax Liabilities                     -     168,345
Salary Payable                               -      15,000
                                       390,417     839,645
LONG-TERM LIABILITIES:
Bank Loans (Note 14)                   425,196           -
Director's Loan (Note 9)               138,319     164,109
Legal Judgments Payable (Note 13)      381,000           -
Loans from Individuals                 409,831     419,062
Auto Loan                                    -           -
                                     1,354,346     583,171
STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value 30,000,000
shares authorized (Note 10)
September 30, 2001                     $18,583      15,306
Additional Paid-In-Capital           2,454,384   2,197,134
Retained Earnings (Deficit)          ($718,889)   (208,341)
                                    $1,754,078   2,004,099
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $3,498,841  $3,426,915

See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                 AND (DEFICIT)

                                       6-month           quarters
                                        ended             ended
                                      12/31/01    12/31/01    12/31/00

REVENUE FROM PRODUCT SALES             $     -    $      -    $      -
COST OF GOODS SOLD                           -           -           -
GROSS PROFIT                                 -           -           -
CONSULTING REVENUE                     382,475     175,000      75,600
LICENSE AND DISTRIBUTOR FEES
(Note 3)                                20,000           -      28,000
                                       402,475     175,000     103,600
OPERATING EXPENSES:

Amortization Expenses                    3,412       1,706         722
Auto Expenses (Note 11)                  3,207           -       2,275
Bank Charges                                 -           -         340
Communication                            1,825       1,548       2,890
Consulting                              37,000      18,500      37,500
Depreciation                            66,968      33,484      33,484
Employee Salaries                       29,500      29,500      15,000
Gifts                                        -           -       1,156
Meals & Entertainment                   12,396       6,906       1,850
Miscellaneous Expenses                  10,075       3,850         305
Office Expenses                          3,365       1,090         512
Oversea Operating Expenses              16,837       5,762       2,500
Payroll Taxes                            2,655       2,655           -
Postage                                      -           -         765
Professional Fees                       13,137       4,510       5,400
Rents (Note 13)                          7,950       7,950       6,250
Research and Development                73,610      21,500       5,000
Shipping & Delivery                      3,325       2,095       2,160
Stock Issuance and Transfer                  -           -       1,545
Supplies                                     -           -         403
Travel                                  30.419      12,469       6,780
Utilities                                    -           -         360

Total Operating Expenses              $315,681    $153,524    $127,247

See Accompanying Notes which are an Integral Part of Financial Statements.

                       TRB SYSTEMS INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                AND DEFICIT
                                (CONTINUED)


                                       6-month           quarters
                                        ended             ended
                                      12/31/01    12/31/01    12/31/00

INCOME (LOSS) FROM OPERATIONS
BEFORE OTHER INCOME AND
INCOME TAX EXPENSES                     86,794      21,475     (23,647)

OTHER INCOME AND EXPENSE:
Dividend Income                              -           -           -
Income Tax Expenses:                   (19,134)     (9,567)          -

INCOME (LOSS) BEFORE
INCOME TAXES                            67,660      11,908     (23,647)

Income Tax Expenses:
   Income Tax Expense
      Deferred Income Taxes                  -           -           -
      Current Income Taxes                   -           -           -

INCOME BEFOR EXTRAORDINARY GAIN
Gain from legal settlement                   -           -      41,713

NET INCOME (LOSS)                       67,660      11,908      18,066

ACCUMULATED DEFICIT, at Beginning     (786,549)   (730,797)   (226,407)

ACCUMULATED DEFICIT, at End        $  (718,889)  $(718,889) $ (208,341)

Earnings (Loss) per Share (Note 12)   $  0.036    $  0.064  $    0.120

See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                     COMMON STOCK                    RETAINED     TOTAL
                      NUMBER OF    AMOUNT  PAID-IN   EARNINGS  STOCKHOLDERS'
                       SHARES              CAPITAL  (DEFICITS)   EQUITY

BALANCE
AS OF
10/01/2000            15,306,342  $15,306 $2,197,134 $(226,406) $1,986,034

Shares Issued
between 10/01/2000
and 12/31/2000                 -        -          -         -           -

Net Income (Loss)              -        -          -    18,066      18,066

BALANCE
AS OF
12/31/2000            15,306,342   $15,306 $2,197,134$(208,340) $2,004,100

BALANCE
AS OF
10/01/2001            18,583,960   $18,583  2,454,384 (730,797)  1,742,170

Shares Issued between
10/01/2001 and
12/31/2001                     -         -          -        -           -

Net Income (Loss)              -         -          -   11,908      11,908

                      18,583,960   $18,583 $2,454,384$(718,889) $1,754,078


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW


                                       6-month           quarters
                                        ended             ended
                                      12/31/01    12/31/01    12/31/00

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Profit (Loss)                    $ 67,660    $  11,908   $  18,066
Noncash item included in Net
Income (Loss)                          70,380       35,910      34,256
Decrease (Increase) in Accounts
Receivable                            113,185       93,186     (20,000)
Decrease (Increase) in Inventory      (11,050)     (17,850)     (2,098)
Increase (Decrease) in Accounts
Payable and Other Payables           (201,500)    (121,168)     19,919
Increase (Decrease) in Corporation
Income Taxes Payable                      200            -         200
Increase (Decrease) in Unearned
Consulting Revenue                    (15,700)           -     (75,650)
Increase (Decrease) in Deferred
Tax Assets                                  -            -      49,056

                                       23,175         1,986     23,749

CASH FLOWS FROM
INVESTING ACTIVITIES:

Reduction in Prepaid Expenses           7,020             -          -
Additional Patents Cost                (4,330)            -     (3,784)
Retirement (Purchase) of
Property and Equipment                 11,395        (2,426)         -

                                       14,085        (2,426)    (3,784)

CASH FLOW FROM
FINANCING ACTIVITIES:

Payment of Auto Loans
Loans from Individuals                (40,000)            -    (20,000)
Issuancof Common Stock
                                      (40,000)            -    (20,000)

Net Increase (Decrease) in Balance
of Cash                                (2,740)         (440)       (35)

Cash at Beginning of Period             4,950         2,650      1,125

Cash at End of Period                $  2,210    $    2,210  $   1,090


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                       Comparative Financial Statements

                         December 31, 2001 and 2000


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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the years ended December 31, 2001 and 2000.

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

                         TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                      Comparative Financial Statements

                           December 31, 2001 and 2000



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


3.  Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,624,235 as of December 31, 2001 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India,
Massachusetts, Maryland, Delaware, Orange County, California and Brazil.

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

                           TRB SYSTEMS INTERNATIONAL, INC.

                              Notes to Consolidated
                        Comparative Financial Statements

                            December 31, 2001 and 2000

5. Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transfer Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000, but under $20,000,000, and
0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

       Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6. Property and Equipment

Office Equipment                           $         6,725
Tools and Machinery                                 79,321
Automobile                                          34,000
Moldings                                           538,612
Booth for Show                                     137,470
Informational tapes and other promotional
materials                                           50,000
                                                   846,128
Less) Accumulated Depreciation                    (610,090)

            Net as of December 31, 2001    $       236,038
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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of December 31, 2001, 18,583,960 voting common shares are issued and outstanding.

                         TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                       Comparative Financial Statements

                          December 31, 2001 and 2000

11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 3,207 and none for the quarter ended December 31, 2001 and 2000, respectively.

      There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12. Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

As of the statement period of December 31, 2001, there is outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiaton has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys              Amount as of 12/31/2001

David, Kessler & Associates, LLC            $ 44,000
Sawtooth Marketing Group                      56,000
Cole, Schotz, Meiser,Forman & Leonard         89,000
Bernard & Koff                               192,000
                 Total                      $381,000



14. Investment in Net Equity of a Foreign Entity and Related Bank Loan

In 2001, the Company purchased 100% of the assets of Bitek Bicycle Co. Ltd in Korea for $ 472,440 with Bank loan of $425,196. The acquisition will provide the manufacturing facility to produce and market TRB's bike products to the Korean domestic markets as well as exports to China and the U.S.

The bank loan was secured from KookMin Bank - Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9% with maturity date of April 2006.

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

Business Development

Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale, with full production planned in June 2002 from the TRB facility in Korea.

TRB has signed an agreement with the U. S. Taekwondo Union (USTU) allowing TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and at the annual meeting of the USTU in California in November, 1998, TRB was allowed to make a presentation regarding TRB's products and their benefits, to the attendees. The Company has prepared marketing material for the individual Taekwondo Centers, and it is anticipated that active sales will commence in the third quarter of the 2002-2003 fiscal year, utilizing the new, improved, redesigned bicycle.

In October 1999, TRB Systems International reached an agreement with Pretty Wheel Ind., LTD. They will put up a $10 million dollar line of credit for the production of TRB Systems electric bicycle and the upcoming Kinesio line of products.

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China. Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finished product is scheduled for completion mid-March 2002.

On July 12, 2000, Fushida Bicycle Co. Ltd., China. agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. We anticipate sample models to be completed by the end of March, 2002.

In April 2001, TRB purchased BITEK Bicycle Company, Ltd. of Korea, which is the third largest manufacturer of bicycles in Korea. It is anticipated that TRB will commence production for worldwide distribution in the second or third quarter of the next fiscal year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended December 31, 2001.

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

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering its products to produce better and stronger bicycles. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. For the quarter ended December 31,2001, the Company did receive consulting revenues in the sum of $175,000 for promotional work for a Korean Company. This can be compared to $75,000 in consulting fees for the quarter period ended December 31, 2000.

Total operating expenses were $153,524 for the period ended December 31, 2001, as compared to $127,242 for the period ended December 31, 2000. In the Second quarter of 2000 the major expenses were depreciation and amortization, and salaries. In the second quarter of 2001, the ratio of expenses to total expenses remained relatively constant. Hpwever, in preparation for production, R&D and Travel accounted for about 1/3 of all expenses.

The cash and investment certificate position of the Company was $2,210 on December 31, 2001 as compared to $1,090 on December 31, 2000.
Current assets, as a whole, were $1,150,695 on December 31, 2001 as compared to $1,404,190 on December 31, 2000.

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

TRB Systems, in conjunction with Shen Zhen Xidesheng Bicycle Co. Ltd. of China finished the prototype of a two-way outdoor bicycle that features the natural working motion of TRB and the conventional 360 degree pedaling system. Mold production started Febuary 14, 2002 and manufacturing is scheduled for December 2002.

The multi-functional (6 different motions) for the youth market is still in the testing phase. Delays have occurred due to the complexity of the assembly in relationship to the various biomechanical motions. Completion of the testing was finished in early December, 2001 with mold production in February, 2002, and full production slated for December 2002.

TRB-100, our electric bike, has finally been revamped based on our test market analyses, and is ready for production in Taiwan and China. This electric bicycle is collapseable, and the lightest electric bicycle in the world. Production will commence in the 2nd quarter of the next fiscal year.

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

Date:           February 14, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
                Byung Yim, President and Director
                (Principal Executive Officer)

Date:           February 14, 2002.

                                EXHIBIT 23.1

                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-QSB


February 14, 2002

Securities and Exchange Commission
Washington, D.C. 20549

	RE: TRB Systems International Inc.




Gentlemen:


       We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending December 31, 2000 and the quarter ending December 31, 2001, and consent to the Review reports, statements, and notes being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
440 West St., 3rd Fl.
Fort Lee, NJ 07024-5058