Form 10QSB
period 2002-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2002-05-15
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended March 31, 2002.
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,585,960 shares of common stock outstanding having a par value of $0.001 per share as of May 10, 2002.

                         TRB SYSTEMS INTERNATIONAL INC.

            Consolidated Comparative Financial Statements and
                     Independent Auditor's Review Report

                           March 31, 2002 and 2001



                             TABLE OF CONTENTS



                                                       Page

Independent Auditor's Review Report                      F3

Consolidated Comparative Financial Statements:

Balance Sheets                                           F4

Statements of Earnings (Loss) and Deficit                F6

Statement of Stockholders' Equity                        F8

Statements of Cash Flows                                 F9

Notes to Financial Statements                           F10

Stan J.H. Lee, CPA
A member firm of DMHD Hamilton
Clark & Co.                                       Direct) 201-681-7475
2182 Lemoine Ave, suite 200                       e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                                   Fax) 815-846-7550






                       INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
West Orange, New Jersey


I have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of March 31, 2002 and 2001, the related consolidated statements of operations and retained earnings (deficit), the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the quarters ended March 31, 2002 and 2001 and nine-month ended March 31, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.


A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, I do not express such an opinion.


Based on our review, I am not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.


/s/Stan J.H. Lee, CPA/s/
_______________________
Stan J.H. Lee, CPA

April 30th, 2002
Fort Lee, New Jersey


        3 (F3)


                     TRB Systems International, Inc.
                       Consolidated Balance Sheets
                      as of March 31, 2002 and 2001

                                                 as of
                                    3/31/2002               3/31/2001
ASSETS:
     CURRENT ASSETS
        Cash                           $3,750                  $2,390
        Accounts
        Receivable
        (Note 3)                    1,830,000               1,380,000
        Inventories                    42,250                  23,100
                                    1,876,000               1,405,490
     OTHER ASSETS
        Investment in Equity
        in a Closely Held-Company
        (Note 4)                    1,080,000               1,080,000
        Investment in Net Equity
        of a Foreign Entity
        (Note 14)                     472,440                       -
        Prepaid Expenses
        (Note 5)                       14,345                  21,365
        Property and Equipment, Net
        (Note 6)                      218,181                 385,586
        Security Deposit                1,043                   1,043
        Patents                        25,409                  14,658
        License & Distributorship
        Fees Receivable                     -                 515,000
                                    1,811,418               2,017,652
     TOTAL ASSETS                  $3,687,418              $3,423,142

LIABILITIES AND STOCKHOLDERS' EQUITY:
     CURRENT LIABILITIES
        Accounts Payable and
        Accrued Expenses
        (Note 7)                     $421,843                $390,527
        Deferred Tax
        Liabilities                         -                  33,115
        Loan Payable                   80,000                 260,700
        Salary and Payroll Taxes
        Payable                             -                  15,000
                                      501,843                 699,342
     LONG-TERM LIABILITIES
        Bank Loans and accrued
        interest (Note 14)            434,763                       -
        Director's Loan (Note 9)      138,319                 138,319
        Legal Judgments Payable
        (Note 13)                     381,000                 381,000
        Loans from Individuals        419,062                 419,062
                                    1,373,144                 938,381

See accompanying notes which are an integral part of the financial statements.


        4  (F4)


                     TRB Systems International, Inc.
                       Consolidated Balance Sheets
                      as of March 31, 2002 and 2001
                               (Continued)

                                                 as of
                                    3/31/2002               3/31/2001

     STOCKHOLDERS' EQUITY
        Common Stock, $0.001
        Par Value, 30,000,000
        shares authorized (Note 10)    18,583                  15,556
        Additional Paid-In Capital  2,454,384               2,284,384
        Retained Earnings (Deficit)  (660,536)               (514,521)
                                    1,812,431               1,785,419
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY          $3,687,418              $3,423,142


See accompanying notes which are an integral part of the financial statements.


        5  (F5)


                  TRB Systems International, Inc.
                Consolidated Statement of Earnings (Loss)
                    and Retained Earnings (Deficit)
             for the quarters ended March 31, 2002 and 2001
                 and the nine-month ended March 31, 2002


                                  9-month ended          Quarter ended
                                    3/31/2002     3/31/2002         3/31/2001


REVENUES FROM PRODUCT SALES       $         -     $       -         $       -
COST OF GOODS SOLD                          -             -                 -
GROSS PROFIT                                -             -                 -
CONSULTING REVENUE                          -             -           263,850
LICENSE AND DISTRIBUTOR
FEES (NOTE 4)                       1,250,000     1,250,000                 -
                                    1,250,000     1,250,000           263,850
OPERATING EXPENSES:


   Advertising and Marketing           14,380        14,380                 -
   Auto expense                         6,819         3,612                 -
   Bad Debt Expense                   479,235       479,235                 -
   Communication                        4,275         2,450             3,336
   Contribution                             -             -             1,000
   Consulting                          76,730        39,730                 -
   Depreciation                        84,725        17,857            26,534
   Employee Salaries                   74,020        44,520            27,275
   Meals and Entertainment             25,846        13,450             6,589
   Miscellaneous Expenses              25,419         8,607             5,558
   Office Expenses                      7,371         4,006             5,000
   Overseas Operating Expenses         41,502        24,665             9,800
   Promotion Expenses                  11,200        11,200                 -
   Professional Fees                   55,007        41,870            47,411
   Research and Development           142,967        69,357                 -
   Show Expense                         9,748         9,748                 -
   Rents(Note 13)                      15,900         7,950             6,250
   Taxes                                2,655             -                 -
   Travel                              48,429        18,010            13,409
                                    1,111,848       810,647           152,162

INCOME (LOSS)FROM OPERATIONS
BEFORE OTHER INCOME AND INCOME
TAX EXPENSES                          138,152       439,353           111,688

OTHER INCOME AND EXPENSE:
Recovery of Bad Debts                 368,861
Dividend Income                                           -                49

INCOME (LOSS) BEFORE
INCOME TAXES                          507,013       439,353           111,737

See accompanying notes which are an integral part of the financial statements.


        6  (F6)


                  TRB Systems International, Inc.
               Consolidated Statement of Earnings (Loss)
                   and Retained Earnings (Deficit)
             for the quarters ended March 31, 2002 and 2001
                and the nine-month ended March 31, 2002
                             (Continued)


                                  9-month ended          Quarter ended
                                    3/31/2002     3/31/2002         3/31/2001

Income Tax Expenses, net of
net operating carryover                     -             -                 -

INCOME BEFORE EXTRAORDINARY
LOSS                                  507,013       439,353           111,737

Extraordinary loss from legal
judgments                            (381,000)     (381,000)
Gain from legal settlement                  -             -            41,713
                                     (381,000)     (381,000)           41,713

NET INCOME(LOSS)                      126,013        58,353           153,450

ACCUMULATED DEFICIT, at
Beginning                            (786,549)     (718,889)         (667,971)

ACCUMULATED DEFICIT, at
End                                 $(660,536)    $(660,536)        $(514,521)

Earnings(Loss) per Share
(Note 12)                              $0.007        $0.003            $0.009



See accompanying notes which are an integral part of financial statements.


        7  (F7)


                      TRB Systems International, Inc.
               Consolidated Statement of Stockholders' Equity for the quarters ended March 31, 2002 and 2001 and nine-month ended March 31, 2002



                 CAPITAL
                 STOCKS                              RETAINED   TOTAL
                 NUMBER OF               PAID-IN     EARNINGS   STOCKHOLDERS'
                 SHARES        AMOUNT    CAPITAL    (DEFICITS)  EQUITY

AS OF 1/1/2001   15,306,342    $15,306   $2,197,134  $(667,971) $1,544,469

Shares Issued
between 1/1/2001
and 3/31/2001       250,000        250       87,250          -      87,500

Net Income(Loss)          -          -            -    153,450     153,450

BALANCE AS OF
3/31/2001        15,556,342    $15,556   $2,284,384  $(514,521) $1,785,419


AS OF 1/1/2002   18,583,960    $18,583   $2,454,384  $(718,889) $1,754,078

Shares Issued
between 1/1/2002
and 3/31/2002             -          0            -          -           -

Net Income(Loss)          -          -            -     58,353      58,353

BALANCE AS OF
3/31/2002        18,583,960    $18,583   $2,454,384  $(660,536) $1,812,431


AS OF 7/1/2001   18,583,960    $18,583   $2,454,384  $(786,549) $1,686,418

Shares Issued
between 7/01/2001
and 3/31/2001             -          -            -          -           -

Net Income(Loss)          -          -            -    126,013     126,013

BALANCE AS OF
3/31/2002        18,583,960     18,583    2,454,384   (660,536)  1,812,431


See Accompanying Notes which are an Integral Part of Financial Statements.


        8  (F8)


                      TRB Systems International, Inc.
                    Consolidated Statement of Cash Flow
                           for the quarters ended
         March 31, 2002 and 2001 and nine-month ended March 31, 2002

                        9-month ended           Quarter ended
                          3/31/2002       3/31/2002        3/31/2001
CASH FLOW FROM
OPERATING ACTIVITIES:

Net Income (Loss)           $126,013        $58,353         $153,450
Noncash Items Included
in Net Income (Loss)          99,632         17,857           26,534
Decrease(Increase)
in Accounts Receivable       682,757        315,479           32,863

Decrease(Increase)
in Inventories               (14,050)             -                -
Decrease(Increase)
in Current Assets              7,020         (3,000)               -
Decrease(Increase)
in License & Royalties      (515,000)      (515,000)               -
Increase(Decrease)
in Accounts Payable         (185,211)       105,182                -
Increase(Decrease)
in Loans Payable                   -          3,871         (264,223)
                             201,161        (17,258)         (51,376)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Expenditure for Patents         (459)             -                -
                                (459)             -                -

CASH FLOWS FROM
FINANCING ACTIVITIES:

Payment of Loans            (180,700)             -             (900)
Loans from Individuals         9,567          9,231           52,876
Bank Interest Accrued              -          9,567                -
Reduction of Director's
Loan                               -              -              700
Increase(Decrease)
in legal judgments payable   (30,769)             -                -
Issuance of Common Stock           -              -                -
                            (201,902)        18,798           52,676

Net Increase(Decrease)
in Balance of Cash            (1,200)         1,540            1,300

Cash at Beginning
of Period                      4,950          2,210            1,090

Cash at End
of Period                     $3,750         $3,750           $2,390

See Accompanying Notes which are an Integral Part of Financial Statements.


        9  (F9)


                         TRB SYSTEMS INTERNATIONAL, INC.

                            Notes to Consolidated
                       Comparative Financial Statements
                          March 31, 2002 and 2001


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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the period ended March 31, 2002 and 2001.

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


        10  (F10)


                         TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                      Comparative Financial Statements
                           March 31, 2002 and 2001


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


3.   Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,504,642 as of March 31, 2002 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

The licenses are automatically renewed so long as minimum royalties are paid and by agreement with all licenses. The contracts call for an ongoing royalty payment of 6% in the first year, and 4% thereafter, with a minimum royalty payment per year as set out in the following table:


               1st Year           2nd Year           3rd Year
Country   Minimum Royalties   Minimum Royalties   Minimum Royalties
           or Bikes Sold       or Bikes Sold       or Bikes Sold

India      $ 1,000,000         $  220,000          $  350,000

Japan      10,000 bikes        30,000 bikes        50,000 bikes


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


        11  (F11)


                         TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                        Comparative Financial Statements

                           March 31, 2002 and 2001


5.   Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Tranbar Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5%
on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.   Property and Equipment

Office Equipment                                           $        6,725
Tools and Machinery                                                79,321
Automobile                                                         34,000
Moldings                                                          538,612
Booth for Show                                                    137,470
Informational tapes and other promotional materials                50,000
                                                                  846,128
Less) Accumulated Depreciation                                   (627,947)

            Net as of March 31, 2002                          $   218,181
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

10.   Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of March 31, 2002, 18,583,960 voting common shares are issued and outstanding.


        12  (F12)


                        TRB SYSTEMS INTERNATIONAL, INC.

                            Notes to Consolidated
                       Comparative Financial Statements

                           March 31, 2002 and 2001


11.   Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $6,617 for the nine-month period and $3,612 for the quarter ended at March 31, 2002.

There were no other significant non arm's-length basis transactions between the Company and any related party during the periods.

12.   Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13.   Pending Suits and Judgment

As of the statement period of March 31, 2002, there are outstanding judgments in the total amount of $381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company is not in the financial position to pay these amounts within a one year period and therefore classified the legal judgments payable to long term.


Creditors / Creditors' Attorneys      Amount as of
                                       3/31/2002

David Kessler & Associates, LLC         $ 44,000
Sawtooth Marketing Group                  56,000
Cole, Schotz, Meiser, Forman & Leonard    89,000
Bernard Koff                             192,000
                 Total                $  381,000



14. Investment in Net Equity of a Foreign Entity and Related Bank Loan


In 2001, the Company purchased 100% of the assets of Bitek Bicycle Co. Ltd in Korea for $472,440 with a Bank loan of $425,196. The acquisition will provide the manufacturing facility to produce and market TRB's bike products to the Korean domestic markets as well as exports to China and the U.S.

The bank loan was secured from KookMin Bank - Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9% with maturity date of April 2006.

The company pays interest only for the first two years and then the loan is amortized over thirty-six months with principal and interest.


        13  (F13)


                                PART I.

Item 2. Description of Business and Management's Discussion


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


                   Background Information and Technology

Between 1983 and 1993, over $7.9 million was spent by Alenax
Corporation (TRB's predecessor), owned and operated by Mr. Byung Yim, president of both TRB and TRB Systems International Inc., developing and marketing a line of TPS bicycles. In April, 1994, TRB Systems Inc. was incorporated to continue TPS technology development, and to manufacture and market the finished product lines worldwide.

TRB licensed from ABL Properties Corp., the company owning the patent rights to the TPS technology, the exclusive rights to market and enhance products using the Transbar Power System. TRB intends to create what management believes is a new generation of cycling and fitness products using the patented TPS technology. The characteristics of the TPS technology are similar to that used in stepper machines, which are currently one of the fastest growing segments of exercise equipment industry. In short the technology allows the users of TRB's products to exercise using a natural walking or jogging motion. Management believes this produces the results the user wants- but alleviates the damage to the lower back, hips, knees, and ankles that traditional biking, or jogging on pavement, produce.

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

                                 TRB Products


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

The TRB bicycle is offered in five (5) models; Mountain Bike(MTB), Leisure Bike, BMX(Children), ATB(all-terrain), and CROSS TRAINING-BIKE.

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


Fitness/ Home Trainer

TRB's fitness and home trainer(VersiTrainer) was an outgrowth of the Company's experience with physical therapists who used our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of Motion) in the stationary bike, as the patient moved from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure.

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

    The VersiTrainer allows an individual to exercise their abdominals, hips(lateral rotators), quadriceps, hamstrings, and gluteus(butt) muscles. All actions are performed in the correct biomechanical positions. The VersiTrainer is the backbone of the KENESIO line of products manufactured by TRB.


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


         Patents and Licenses Respecting Proprietary Drive Mechanisms


Patents

   Patents covering the speed change and/or propulsion mechanism of the Transbar Power System have been obtained and are owned by ABL in the U.S., China, India, Australia, Taiwan, Japan, and Korea, and patents are pending in Europe, Brazil, and Canada. TRB has the exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea. A copy of the patents is included as an exhibit to the Registration Statement on Form
SB-2 filed with the Securities and Exchange Commission on July 27, 1998


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

                               Product Manufacture


TRB manufactures its patented proprietary parts in its own factory on Korea and through a non-exclusive relationship with Kun Teng Industries and Pretty Wheel Industries Co., Ltd., both located in Taiwan. The Taiwanese facilities also produce fully assembled medium and high end bicycles. TRB also plans to use Tianjin Fushida Bicycle Co., Ltd.(China) as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Fushida will be ready to begin mass production in the next fiscal year, and TRB has received a line of credit in China for $2 million to support these production plans.

TRB's VersiTrainers will be ready for mass production by Pretty Wheel Ind. Co., Ltd., a leading sports equipment manufacturer based in Taiwan, during the last quarter of the current fiscal year.

Pretty Wheel also Manufactures and assembles the electric bicycles produced by TRB. Roll-out of the electric bicycle line, including the lightest electric bicycle in the world, is expected in the current fiscal year.


                          Marketing the TRB Product Line

Currently, bicycles are sold mainly through retail outlets and specialty bike shops; while institutional exercise equipment is sold through trade shows, magazines and direct mail. The bicycle industry has seen many significant changes over the past decade in how products are distributed. TRB intends to take advantage of the newest techniques. The Company's long-term strategy is to use regional distributors in the U.S. market and licensees overseas to sell its products through a network of specialized bike and sporting goods shops. (See Licenses and Distribution Agreements-below)

The Company is currently hiring sales personnel to augment its distribution channels to increase sales in the next fiscal year. For the line of ergometers, TRB plans to investigate possible alliances with existing sporting goods manufacturers. The Company anticipates that after brand awareness and an established corporate image have been achieved, TRB will be able to market its Kinesio Line (VersiTrainers) and electric bicycles through a network of bike retailers, in accordance with the Company's long term strategy.


                 Licensing And Distribution Agreements

      In order to gain access to international and domestic markets, licensing, distribution, and general marketing agreements have been and will continue to be established with capable individuals and enterprises in selected markets. Ongoing royalty fees of 6% in the first year, 5% in the second year, and 4% thereafter, with a minimum royalty payment per year are charged to the licensees and distributors (for specific examples, see table below). TRB's licensing agreement also requires the licensees to meet minimum volume and quality standards. The quality standards refer to obligatory training in the products and their maintenance as well as customer service, which TRB monitors on an ongoing basis.

   Sample royalty/volume requirements are presented below:

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


                           Current Business

Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale, with full production planned in June 2002 from the TRB facility in Korea and soon thereafter from its facilities in China and Taiwan.

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

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China. Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finished product is scheduled for completion mid-June 2002.

Fushida Bicycle Co. Ltd., China. has agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. We anticipate sample models were completed by the end of March, 2002.

In April 2001, TRB purchased BITEK Bicycle Company, Ltd. of Korea, which is the third largest manufacturer of bicycles in Korea. It is anticipated that TRB will commence production for worldwide distribution in the second or third quarter of the next fiscal year.


                       Current Plans and Activities

This quarter has been one of restructuring, as well as creating a stronger alliance with production facilities in Korea, Taiwan, and China.

TRB Systems, in conjunction with Shen Zhen Xidesheng Bicycle Co. Ltd. of China finished the prototype of a two-way outdoor bicycle that features the natural working motion of TRB and the conventional 360 degree pedaling system. Mold production started February 14, 2002 and manufacturing is scheduled for December 2002.

The multi-functional (6 different motions) for the youth market is in the final road-testing phase. Mold production commenced in February, 2002, and full production is slated for December 2002.

TRB-100, our electric bike is ready for production in Taiwan and China. This electric bicycle is collapsible, and the lightest electric bicycle in the world. Mass production will commence in the 2nd quarter of the next fiscal year.

The Company has executed a Licensing agreement with Nankai Trading Company of Japan, for the distribution of TRB bicycles in Japan. This transaction is worth $1.25 million to TRB, and annual royalty revenues of 5% of sales on a minimum of 10,000 bicycles in the first year of the agreement. The minimum sales increase to 30,000 and 50,000 in the second and third and subsequent years, respectively.


       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended March 31, 2002. It should be read in conjunction with the financial statements disclosed above, and in conjunction with the unaudited financial statements found in the Quarterly Reports on Form 10-QSB for the first two quarters of the current fiscal year, duly files with the Securities and Exchange Commission (SEC) and the audited financial statements filed with annual report on Form 10-KSB for the 2000-2001 fiscal year, said report duly filed with the SEC. All forms filed with the SEC can be obtained free of charge either from the company by writing to TRB at 21 Hutton Avenue, Suite 3, West Orange, New Jersey 07039, or on the SEC's web site at www.sec.gov.

                     Discussion of Financial Information

TRB is the active operating entity, producing, marketing, manufacturing, and supporting the products of the Company. The Company has no active income save for the activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

TRB emerged from being a development stage company to an active operating company on July 1, 1998. During the current operating quarter, the Company had no sales as it was re-engineering and field testing its products to produce better and stronger bicycles, electric bicycles, and VersiTrainers. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. For the quarter ended March 31, 2002, the Company did receive license fees in the sum of $50,000 as down payment on a licensing agreement with Nankai Trading Company of Japan for a licensing agreement respecting the marketing of TRB bicycles in Japan. This can be compared to $285,850 in consulting fees for the quarter period ended March 31, 2001.

Total operating expenses were $810,647 for the period ended March 31, 2002, as compared to $152,162 for the period ended March 31, 2001. One half of the expenses in the current quarter were associated with bad debt expenses, being the non-recoverable portion of a consulting contract. R&D and other expenses associated with commencing mass production of TRB's products accounted for 25% of the current expenses, while professional fees, primarily associated with the purchase of TRB's Korean facilities accounted for another 15% of the expenses for the current quarter. Without these major expenses, the current expenses were in line with those for the comparable quarter in the last fiscal year.

Net profits for the current quarter were $58,353, or $0.003 per share, while the net profits were $153,450, or $0.009 for the quarter ended March 31, 2001. The current profits also reflect a write-down for amounts owed as a result of judgments in the sum of $381,000. These judgments were the result debts that accrued during TRB's development phase.

The cash and investment certificate position of the Company was $3,750 on March 31, 2002 as compared to $2,390 on March 31, 2001.
Current assets, as a whole, were $1,876,000 on March 31, 2002 as compared to $1,405,490 on March 31, 2001.

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

                                     PART II.


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

                NONE


Item 6.         Exhibits and Reports on Form 8-K

23.1            Consent of Auditors for including Review Report- Page 23

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

Date:           May 15, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
                Byung Yim, President and Director
                (Principal Executive Officer)

Date:           May 15, 2002.

                                EXHIBIT 23.1

                        Consent of Registrant's Auditors
                        To Include Review Report in
                        Quarterly Report on Form 10-QSB


Stan J.H. Lee, CPA
A member firm of DMHD Hamilton
Clark & Co.                                       Direct) 201-681-7475
2182 Lemoine Ave, suite 200                       e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                                   Fax) 815-846-7550


May 14, 2002

Securities and Exchange Commission
Washington, D.C. 20549

   RE: TRB Systems International Inc.




Gentlemen:


       We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending March 31, 2002 and the quarter ending March 31, 2001, and consent to the Review Reports, statements, and notes referring to the said financial statements being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ending March 31, 2002.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
2182 Lemoine Ave, suite 200
Fort Lee, NJ 07024