Form 10KSB
period 2002-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2002-09-27
CIK 1042610

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        __________________________


                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


        For fiscal year ended       Commission File Number 333-7242
        June 30, 2002

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $682,877 based on the average price per share of $0.08 paid for shares on the NASDAQ Bulletin Board on August 30, 2002. The Company trades under the symbol TRBX.

There were 18,535,960 shares of common stock outstanding having a par value of $0.001 per share as of August 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Registration Statement on Form SB-2, filed on July 27, 1998, declared effective August 12, 1998; Articles of Incorporation of the Registrant dated April 9, 1997, and Bylaws of Registrant, previously filed as an exhibit to the Company's Form SB-2, made effective August 12, 1998, Annual Report on Form 10-KSB filed on October 2, 2001, and Quarterly Reports on Form 10-QSB filed on November 15, 2001, February 15, 2002, and May 15, 2002.

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

   In October 1999, TRB Systems International reached an agreement with Pretty Wheel Ind., LTD. They have put up a $10 million dollar line of credit for the production of TRB Systems electric bicycle and the upcoming Kinesio line of products.

   In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional
360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China.
Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finished product was completed mid-December 2001, and is currently being field tested. It is anticipated that over the next 2 quarters orders will be taken, to be filled in the third quarter of the 2003-2003 fiscal year.

   On July, 12, 2000, Fushida Bicycle Co. Ltd., China. agreed to manufacture and supply proprietary parts and assemble TRB's
"multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. Sample models were completed in October, 2001, and the line is in its final testing phase, with production anticipated in the next fiscal year.

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

   Research conducted by TRB leads management to believe that the TPS bicycle provides a significant increase in propulsion power versus conventional circular pedaling models. The propelling force of the TPS lever is constant, as opposed to the variable, circular ascending and descending crank motion of conventional bicycles. The levers which drive the Transbar Power System do not revolve, and their length can therefore be increased to take advantage of the power of leverage. Since the levers do not revolve, the TPS bike permits greater ground pedal clearance over rough terrain and around turns. Propulsion of a bicycle using the TPS results in significantly greater distance traveled, for a given expenditure of effort, than on the same bicycle using conventional bicycle technology.

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

Fitness/ Home Trainer

   TRB's fitness/home trainer was an outgrowth of the Company's experience with physical therapists who used our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of Motion) in the stationary bike, as the patient moved from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. TRB's VersiTrainer meets that demand with a training and rehabilitative device that provides six (6) different sets of exercises, which are summarized below:

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

   The marketing strategy for this product is as follows:

Senior Market over the age of 50:  TRB will focus on the Sunbelt States:
Florida, Arizona, New Mexico, Nevada, California, Texas as well as North Carolina, South Carolina, and Virginia. Organization such as AARP (American Association of Retired Persons) with over 5 million members will be a main target. This market will be cross-prospected by other major psychographics such Recreational Vehicle and TimeShare enthusiasts.

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


                        Percentage of                       Percentage of
Facility                U.S. Hospitals(1)  Facility         U.S. Hospitals(1)
Physical Therapy Services         78.4%  Orthopedic Surgery             66.0%
Comprehensive Geriatric Assessmt  20.3   Outpatient Rehabilitation Unit 48.2
Occupational Therapy Service      54.3   Inpatient Rehabilitation Unit  13.4
Cardiac Rehabilitation Program    39.0   Geriatric Clinic                8.1
Sports Medical Clinic             18.2   Fitness Center                 14.6


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

   The ROM of the TPS is variable and can accommodate all ROM restrictions, which allows patients to begin rehabilitation sooner. The biomechanical design of the TPS also puts less strain on limbs and joints by generating a force along the muscle belly, rather than at the insertion (joints). This enables patients to recover from surgery faster than with current techniques, while reducing the probability of re-injury.

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

   TRB is manufacturing its proprietary parts through a non-exclusive relationship with Kun Teng Industries (Taiwan) to produce medium and high end bicycles, and plans to use Tianjin Fushida Bicycle Co., Ltd.(China) as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Fushida will be ready to begin mass production in the second quarter 2002-2003 fiscal year, and TRB has received a line of credit in China for $2 million to support these production plans.

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

Summary of Market Activity for the Current Three Fiscal Years:

                                                            Bid

            Quarter Ended                           High            Low

            September 30, 1999                    $1 5/8            2.00

            December 31, 1999                       1.30            1.30

            March 31, 2000                          0.75            9/16

            June 30, 2000                           0.35            0.35

            September 30, 2000                      0.26            3/16

            December 31, 2000                       5/16            0.15

            March 31, 2001                         13/16            0.13

            June 30, 2001                           0.23            0.13

            September 30, 2001                      0.16            0.11

            December 31, 2001                       0.13            0.08

            March 31, 2002                          0.10            0.06

            June 30, 2002                           0.10            0.07


   The number of Share Holders of Common Stock of the Company as of June 30, 2002 was 266.


   Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6   SELECTED FINANCIAL DATA.

   Set forth below is selected financial information of the Company and its consolidated subsidiary. The provided information is derived from the more detailed consolidated financial statements as of June 30, 2002, and should be read in conjunction with the consolidated financial statements included elsewhere in this Report and are qualified in their entirety by reference thereto (see "FINANCIAL STATEMENTS").

OPERATING RESULTS*
                                             Fiscal year ended June 30
                                             2002                 2001



Revenues:
License and Distribution Fees         $   1,250,000               58,000
Consulting Agreements                                            414,950

Total Income                              1,250,000              472,950

Expenses:
Total Expenses                            1,239,370              441,189

Net profit (loss) before
taxes                                        10,426               31,761
Loss from Judgment                                              (381,000)
Net Profit(loss)                             10,426             (359,554)
Net profit (loss) per share                 $ 0.002               (0.019)


FINANCIAL POSITION:
Current Assets                         $  1,516,526            1,255,570
Other Assets                              1,773,605            2,085,611
Total Assets                              3,590,131            3,688,181

Current Liabilities                         520,143              607,417
Other Liabilities                         1,373,144            1,394,346
Total Liabilities                         1,893,287            2,001.763

Stockholders' Equity                      1,696,844            1,686,418


Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its fiscal years ended June 30, 2002 and June 30, 2001.

Discussion of Financial Information

   The Company has no active income save for the operational activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

   TRB had emerged as an operating entity in the 1999 fiscal year. International licenses for marketing TRB's products totaling $1,125,000 have been granted to the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, Brazil and India, and payments totaling $335,000 have already been received, as well as $10,000 for the right of first refusal to be the licensee in Canada. New Licenses for Japan and Korea, totaling $1,250,000 were granted in the current fiscal year.


   The overall loss during the fiscal period ending on June
30, 2001 was $359,554, as compared to a profit of $10,426 for the fiscal year ended June 30, 2002. Total operating expenses were $1,239,374 for the year ended June 30, 2002, as compared to $441,189 for the year ended June 30, 2001. The major operating expenses in the year ended June 30, 2002 reflected TRB readying itself for the sale of its new product lines.
In 2001, an extraordinary event, being a judgment in the sum of $381,000, was the cause of the overall losses suffered by the Company. Prior to the extraordinary event, a profit of $21,446 was recorded.

   The cash and investment certificate position of the Company was $1,850 on June 30, 2002 as compared to $4,950 on June 30, 2001. Current assets, as a whole, increased by 30%, being $1,816,526 on June 30, 2002, as compared to $1,255,570 on June 30, 2001.


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

   Over $3,550,000 in distributorships and license issuances have been sold by the company and recognized as income for the 1998-2002 fiscal years. These distributors and licensees will commence active sales in the 2002-2003 fiscal years.

   The American Chiropractic Association has agreed to use and actively market TRB products through its membership, due to the products' therapeutic benefits. This program will be actively and aggressively pursued and supported by TRB, and should significantly impact the profits of the Company during the next fiscal year.

   The company is preparing a major sales campaign through the 20,000 affiliated and non affiliated centers of the U. S. Taekwondo Union to commence in February 2003, with the full backing of the Union, which management and the Taekwondo Union both feel will yield over $10,000,000 in sales during the ensuing two year period.

   The Company has begun to penetrate the Far Eastern market, and has received $200,000 in orders from South Korea which it plans to fill in the second quarter of the next fiscal year. As well, the Company has established TRB Systems (China) as a wholly owned subsidiary, which should commence active manufacturing and sales operations in the next fiscal year.

   The Company will begin active production of bicycles in its Korean facilities in December 2002.

Marketing

   The Company plans to aggressively market its electric bicycles, with over 1,500 slated for delivery in the second quarter of the 2002-2003 fiscal year.

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

Byung D. Yim    61      April 18, 1997*            President

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

   Mr. Yim was entitled to draw a salary of $50,000 during the fiscal year ending June 30, 2002. As well, he was provided with an automobile and operating expenses for the said automobile were paid on his behalf. The value of this was $6,784.

   Prior to the 2001 fiscal year, Mr. Yim took no salaries, and infused $163,126 into the TRB. In lieu of the repayment of the loan, and charging the company for salaries not claimed in previous years, Mr. Yim was issued 900,000 shares in the capital stock of the Company in 2000.

SUMMARY, COMPENSATION TABLE

           Annual Compensation     Awards               Payouts
                                       Other  Rest-
                                       Annual ricted
                                       Compen-Stock Aw-  SU  SA
Name and                               sation       ards OP  RS LTIP Other
Position    Year* Salary  ($)  Bonus($)       (#)   ($)  __ ($) ___ ($)
Byung YIM** 2002+ 50,000++     0     6,784***  0     0   0   0   0   0
Byung YIM** 2001+ 50,000++     0     6,784***  0     0   0   0   0   0
Byung YIM** 2000  50,000       0     6,285***  ****  0   0   0   0   0

+      Fiscal years ended June 30, 2002, and 2001.
++ This sum is due and owing to Mr. Yim, and has been converted to a director's loan. See Note 9 in the accompanying financial statements.
*      First elected in Fiscal Year Ending June 30, 1998
**     President, CEO, and Sole Director
***    Automobile Expenses
**** Received 900,000 shares of common stock in the Company in lieu of $163,126 loaned to the Company as Operating Expenses in 1994-1996, and in lieu of Executive Compensation for the years 1994-1998, during which he did not draw a salary.

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

                     Basis           Percentage of            Other Basis
Name                 For Control     Voting Securities owned  For Control

Motion Plus Int'l.
Corporation(MPI)     Share Ownership        63%               None

NOTE: Motion Plus International Corporation (MPI) is controlled by Byung Yim, the president of the Company, and his children. Mr. Yim's children, Alexander B. Yim (age-25), and Lena B. Yim (age-23), hold 39% interest in
MPI each. Mr. Yim has a 20% interest in MPI, and the remaining 2% is held by Hee J. Yim. Alexander and Lena Yim reside at 595 Windflower Court, Morganville, NJ 07751.

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

* Motion Plus International Corporation (MPI), 5N Regent St., Livingston, NJ 07068 owns 9,750,000 shares of the Company. Byung Yim, the president of the Company, owns 20% of the shares in MPI. Mr. Yim's children, Alexander B. Yim (age-25) and Lena B. Yim (age-23), each hold a 39% interest in MPI. Mr. Yim received a further 900,000 shares from the Company in 2000.

Security Ownership of Management

   As of the date of this Report, the following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a][2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned. Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Securities and Exchange Commission Rule 13(d)(1).

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

** Mr. Yim received the shares in 2000 as compensation for funds loaned to the Company between 1994-1996 and in lieu of salary which he did not draw during 1994-1998.

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
              Relationship     Nature of Interest    Amount of   Fiscal
Name          to Company       in the Transaction    Interest    Year Ending

Byung Yim*    President and    Conversion of         900,000     2000
              Sole Director    loan to equity *      Shares

Byung Yim*    President and    Salary and funds      $55,000**   2002
              Sole Director    advanced to TRB

* Mr. Yim was owed $163,126 for monies advanced to TRB, and drew no salary during the development period. The 500,000 shares represent the retirement of the liability and recognition of salary for the years 1994-1998.
** Mr. Yim did not draw his salary during the fiscal period ended June 30, 2002 or the year ended June 30, 2001, and the director's loan (See "Financial Statements") reflects the company's indebtedness to Mr. Yim for $13,128 advanced to TRB and for his salary.

                             PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

          (a) The following documents are filed as a part of this Report:

(1) Financial Statement.   The following Financial Statements are filed
as part of this Report:

                                                                      Page

        Report of Independent Public Accountants.                       25

        Balance Sheets: June 30, 2001, and June 30, 2002.               26

        Statements of Operations: Year Ended June 30, 2001,
        and Year Ended June 30, 2002.                                   27

        Statement of Stockholders' Equity: June 30, 2001,
        and June 30, 2002.                                              29

        Statement of Cash Flows: Year Ended June 30, 2001,
        and Year Ended June 30, 2002.                                   30

        Notes to Financial Statements.                                  31

(2)     Exhibits.            The following exhibits are filed as part of
        this Report:

   Exhibit No.     Item                                               Page

    2.0         + Registration Statement on Form SB-2.

    2.1        ++ Exhibits to Registration Statement on Form SB-2.

    3.1          *Articles of Incorporation of Registrant dated
                  April 9, 1997.

    3.2         **Bylaws of Registrant.

   24.6           Consent of Registrant's Auditors

   99.1           Certification of Officers
__________________________________
Notes:

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

Date:   September 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
      Byung Yim, President and Director
     (Principal Executive Officer)

Date:   September 24, 2002

                      TRB SYSTEMS INTERNATIONAL INC.

             Consolidated Comparative Financial Statements and
                    Independent Auditor's Audit Report

                        June 30, 2002 and 2001

                      TRB SYSTEMS INTERNATIONAL INC.

             Consolidated Comparative Financial Statements and
                    Independent Auditor's Audit Report

                        June 30, 2002 and 2001









                           TABLE OF CONTENTS



                                                                       Page


Independent Auditor's Audit Report                                (F3)  25

Consolidated Comparative Financial Statements:

        Balance Sheets                                            (F4)  26

        Statements of Earnings (Loss) and Deficit                 (F5)  27

        Statement of Stockholders' Equity                         (F7)  29

        Statements of Cash Flows                                  (F8)  30

        Notes to Financial Statements                             (F9)  31

Stan J.H. Lee, CPA
A member firm of DMHD Hamilton Clark & Co.      Direct) 201-681-7475
2182 Lemoine Ave, suite 200                     e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                              Fax) 815-846-7550





                        INDEPENDENT AUDIT REPORT




To the Board of Directors and
Shareholders of TRB Systems International Inc.
West Orange, New Jersey


We have audited the accompanying comparative statements of financial position of TRB Systems International Inc. as of June 30, 2002 and 2001 and for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.




/s/Stan J.H. Lee, CPA/s/
_______________________
   Stan J.H. Lee, CPA


September 18, 2002
Fort Lee, New Jersey

                         TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2002 and JUNE 30, 2001


                                             6/30/01      6/30/02
ASSETS

CURRENT ASSETS:
Cash                                $          4,950  $     1,850
Accounts Receivable (Note 3)               1,222,420    1,788,276
Inventories                                   28,200       26,400
                                           1,255,570    1,816,526
OTHER ASSETS:
Investment in Equity in a Closely-
Held Company (Note 4)                      1,080,000    1,080,000
Investment in Net Equity of a
Foreign Entity (Note 14)                     472,440      472,440
Prepaid Expenses (Note 5)                     21,365       12,409
Property & Equipment- net (Note 6)           317,813      204,063
Security Deposits                              1,043        1,043
Patents                                       24,950        3,650
License & Distributorship
Fees Receivable                              515,000            -
                                           2,432,611    1,773,605

TOTAL ASSETS                        $      3,688,181  $ 3,590,131

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses
(Note 7)                                     331,717      420,043
Loan Payable                                 260,000      100,000
Corporation Income Taxes Payable                   -          100
Salary and Payroll Taxes Payable              15,000            -

                                             607,417      520,143

LONG-TERM LIABILITIES:
Bank Loans (Note 14)                         425,196      434,763
Director's Loan (Note 9)                     138,319      138,319
Legal Judgments Payable (Note 13)            381,000      381,000
Loans from Individuals                       449,831      419,062

                                           1,394,346    1,373,144
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value 30,000,000
shares authorized (Note 10)                   18,583       18,583
Additional Paid-In-Capital                 2,454,384    2,454,384
Retained Earnings (Deficit)                 (786,549)    (776,123)
                                    $      1,686,418    1,696,844
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $      3,688,181  $ 3,590,131


See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                         AND RETAINED EARNINGS (DEFICIT)
                              FOR THE YEARS ENDED
                          JUNE 30, 2002, JUNE 30, 2001


                                     Year Ended         Year Ended
                                       6/30/01            6/30/02

REVENUE FROM PRODUCT SALES          $        -        $         -
COST OF GOODS SOLD                           -                  -
GROSS PROFIT                                 -                  -

CONSULTING REVENUE                     414,950                  -
LICENSE AND DISTRIBUTOR FEES
(Note 4)                                58,000          1,250,000
                                       472,950          1,250,000
OPERATING EXPENSES:

Auto Expenses (Note 11)                  4,900              8,939
Bad debts                                    -            479,235
Communication                           18,055              6,690
Consulting                              83,100             82,230
Depreciation and Amortization           67,773             98,843
Employee Salaries                       60,000            109,020
Meals & Entertainment                   13,130             34,251
Other Operating Expenses                24,142             29,169
Office Expenses                          7,241             11,481
Oversea Operating Expenses              15,100             47,527
Promotion Expenses                           -             11,200
Professional fees                       41,019             64,723
Research and Development                32,553            147,917
Rents                                   24,465             19,950
Show Expense                                 -             33,417
Taxes                                        -              2,655
Travel                                  49,711             52,127

Total Operating Expenses            $  441,189        $ 1,239,374


See Accompanying Notes which are an Integral Part of Financial Statements.

                          TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                         AND RETAINED EARNINGS (DEFICIT)
                              FOR THE YEARS ENDED
                          JUNE 30, 2002, JUNE 30, 2001
                                  (CONTINUED)


                                     YEAR ENDED         YEAR ENDED
                                       6/30/01            6/30/02
INCOME (LOSS) FROM
OPERATIONS BEFORE
OTHER INCOME AND INCOME
TAX EXPENSE                         $   31,761        $    10,626

OTHER INCOME AND EXPENSE:
Dividend Income                              -                  -
Interest Expense                        10,115                  -

INCOME (LOSS) BEFORE INCOME TAXES       21,646             10,626

Income Tax Expenses net of net
operating carryover                       (200)              (200)

INCOME BEFORE EXTRAORDINARY GAIN        21,464             10,426

Extraordinary loss from legal
judgments (Note 13)                   (381,000)                 -

                                      (381,000)                 -

NET INCOME (LOSS)                     (359,554)            10,426

ACCUMULATED DEFICIT, at Beginning     (426,995)          (786,549)

ACCUMULATED DEFICIT, at End         $ (786,549)       $  (776,123)

Earnings (Loss) per Share (Note 12) $   (0.019)       $    (0.020)


See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED
                       JUNE 30, 2002, AND JUNE 30, 2001



                                          PAID-      RETAINED      TOTAL
                    COMMON STOCK           IN        EARNINGS   STOCKHOLDERS'
                     NUMBER OF   AMOUNT  CAPITAL    (DEFICITS)    EQUITY
                      SHARES

BEGINNING BALANCE
AS OF 7/1/2000      13,074,271  $ 13,075 $2,199,365 $ (426,995) $ 1,785,445

Shares issued
between 7/1/2000
and 6/30/2001        5,509,689     5,508    255,019                 260,527

Net Income (Loss)                                   $ (359,554)    (359,554)

BALANCE AS OF
6/30/2001           18,583,960  $ 18,583 $2,454,384 $ (786,549) $ 1,686,418

Shares Issued
between 7/1/2001
and 6/30/2002                -  $      - $        -                       -

Net Income (Loss)                                       10,426       10,426

BALANCE AS OF
6/30/2001           18,583,960  $ 18,583 $2,454,384 $ (776,123) $ 1,696,844



See Accompanying Notes which are an Integral Part of Financial Statements.

                         TRB SYSTEMS INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW
                             FOR THE YEARS ENDED
                      JUNE 30, 2002, AND JUNE 30, 2001

                                       Year Ended         Year Ended
                                       6/30/01            6/30/02
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Earnings (Loss)                 $ (359,554)       $   10,426
Non-cash item included in (Net
Loss)                                  135,546           109,020
Decrease (Increase) in Accounts
Receivable                             177,580          (565,856)
Decrease (Increase) in Inventories      (7,198)            1,800
Decrease (Increase) in License and
Distributorship Fees Receivable              -           515,000
Decrease (Increase) in Prepaid
Expenses                                 4,268             8,956
Increase (Decrease) in Unearned
Consulting Revenue                    (399,500)                -
Increase (Decrease) in Current
Liabilities                            (29,323)           93,056
Increase (Decrease) in Loans
Payable                                      -          (175,600)

                                      (418,181)           (3,198)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Investment in Net Equity of a
Foreign Entity                        (472,440)                -
Decrease (Expenditure) for Patient     (14,076)           21,300
Reduction for Prepaid Expenses        (135,546)                -

                                      (622,062)           21,300

CASH FLOW FROM
FINANCING ACTIVITIES:

Bank Loan                              425,196             9,567
Payment of Loans                       (33,964)                -
Loans from Individuals                  20,619           (30,769)
Reduction of Director's Loan           (25,790)                -
Increase in legal judgments
payable                                381,000                 -
Issuance of Common Stocks              260,528                 -

                                     1,027,589           (21,202)

Net Increase (Decrease) in
Balance of Cash                        (12,654)           (3,100)

Cash at Beginning of Period             17,604             4,950

Cash at End of Period               $    4,950        $    1,850


See Accompanying Notes which are an Integral Part of Financial Statements.

                           TRB SYSTEMS INTERNATIONAL INC.

                                Notes to Consolidated
                          Comparative Financial Statements
                               June 30, 2002 and 2001


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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the period ended June 30, 2002 and 2001.

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

                           TRB SYSTEMS INTERNATIONAL INC.

                                Notes to Consolidated
                          Comparative Financial Statements
                               June 30, 2002 and 2001



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


3.  Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,407,276 as of June 30, 2002 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

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

                           TRB SYSTEMS INTERNATIONAL INC.

                                Notes to Consolidated
                          Comparative Financial Statements
                               June 30, 2002 and 2001


5. Prepaid Expenses

ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transbar Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and
0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6. Property and Equipment

Office Equipment                                       $     6,725
Tools and Machinery                                         79,321
Automobile                                                  34,000
Moldings                                                   538,612
Booth for Show                                             137,470
Informational tapes and other promotional materials         50,000

                                                           846,128
Less) Accumulated Depreciation                            (642,065)

            Net as of March 31, 2002                   $   204,063
                                                           ======

The Purchase of the property and expenses except the office equipment, booth, $39,000 in molds and automobile are from Marn Seol, a long time employee of TRB in Taiwan and was thus non-arms length. As a result, on October 2, 1999, the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the company to Marn Seol, said shares restricted and subject to Rule 144.

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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of June 30, 2002, 18,583,960 voting common shares are issued and outstanding.

                           TRB SYSTEMS INTERNATIONAL INC.

                                Notes to Consolidated
                          Comparative Financial Statements
                               June 30, 2002 and 2001


11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 8,939 for the year-ended June 30, 2002 and $ 4,900, June 30, 2001.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.

12. Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

As of the statement period of June 30, 2002, there are outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced, but the outcome of such negotiations are uncertain. The management also believes the company is not in the financial position to pay these amounts within a one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys             Amount as of
                                            6/30/2002

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

The bank loan was secured from KookMin Bank-Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9% with maturity date of April 2006.

The company pays interest only for the first two years and then the loan is amortized over thirty-six months with principal and interest.

EXHIBIT 24.6
                   Consent of Registrant's Auditors


September 24, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  TRB Systems International Inc.
     Report on Form 10-KSB for the Periods ending
     June 30, 2002 and June 30, 2001.





Gentlemen:


     We consent to the Accountant's Audit Reports and statements being filed with the Annual Report on Form 10-KSB for the year ending on June 30, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Annual Report abovementioned.





/s/Stan J. H. Lee/s/
Certified Public Accountants

                                   Exhibit   99.1
              Certification of CEO and CFO Respecting Financial Disclosure.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TRB Systems International Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung Yim, and Sole Director and Officer of the Company certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Byung Yim
                                                ------------------------------
                                                Byung Yim
                                                Chief Executive Officer
                                                September 24, 2002

           PAGE INTENTIONALLY LEFT BLANK