Form 10QSB
period 2002-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2002-11-15
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended September 30, 2002.
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,585,960 shares of common stock outstanding having a par value of $0.001 per share as of September 30, 2002.

                         TRB SYSTEMS INTERNATIONAL INC.

            Consolidated Comparative Financial Statements and
                     Independent Auditor's Review Report

                         September 30, 2002 and 2001



                             TABLE OF CONTENTS



                                                       Page

Independent Auditor's Review Report                      F3

Consolidated Comparative Financial Statements:

Balance Sheets                                           F4

Statements of Earnings (Loss) and Deficit                F5

Statement of Stockholders' Equity                        F6

Statements of Cash Flows                                 F7

Notes to Financial Statements                            F8


        2(F2)


Stan J.H. Lee, CPA
A member firm of DMHD Hamilton
Clark & Co.                                     Direct) 201-681-7475
2182 Lemoine Ave, suite 200                     e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                              Fax) 815-846-7550






                       INDEPENDENT REVIEW REPORT


                       INDEPENDENT AUDITORS REVIEW REPORT

To the Board of Directors
and management of:
TRB Systems International Inc.



We have reviewed the accompanying balance sheets of TRB Systems International Inc. as of September 30, 2002 and 2001, the related statement of earnings
(loss) and retained earnings (deficit), and statement of cash flows for the first quarter periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International Inc.


A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.




/s/Stan J.H. Lee/s/
Stan J.H Lee, CPA
Fort Lee, NJ
November 8th, 2002


        3 (F3)


                        TRB SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
               As of September 30, 2002 and September 30, 2001

                                       9/30/2002               9/30/2001

ASSETS:
	CURRENT ASSETS
                Cash                      $2,150                  $2,650

                Accounts Receivable
                (Note 3)               1,651,761               1,202,421
                Inventories               29,150                  21,400


                                       1,683,061               1,226,471

	OTHER ASSETS
                Investment in Equity
                in a Closely Held-
                Company (Note 4)       1,080,000               1,080,000
                Investment in Net
                Equity of a Foreign
                Entity (Note 14)         472,440                 472,440
                Prepaid Expenses
                (Note 5)                  12,409                  14,345
                Property and Equipment,
                net(Note 6)              183,009                 269,522
                Security Deposit           1,043                   1,043
                Patents                    2,980                  50,372
                License & Distributorship
                Fees Receivable                -                 515,000

                                       1,751,881               2,402,722

        TOTAL ASSETS                  $3,434,942              $3,629,193

LIABILITIES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES
                Accounts Payable and
                Accrued Expenses
                (Note 7)                $420,043                $291,717
                Loan Payable             100,000                 210,760
                Corporation Income
                Taxes Payable                100                     200
                Salaries Payable               -                  30,000
                                         520,143                 532,677
	LONG-TERM LIABILITIES
                Bank Loans
                (Note 14)                434,763                 425,196
                Director's Loan
                (Note 9)                 170,819                 138,319
                Legal Judgment
                Payable (Note 13)        381,000                 381,000
                Loans from Individuals   403,062                 409,831

                                       1,389,644               1,354,346

	STOCKHOLDERS' EQUITY

                Common Stock, $0.001
                Par Value, 30,000,000
                shares authorized
                (Note 10)                 18,583                  18,583
                Additional Paid-In
                Capital                2,454,384               2,454,384
                Retained Earnings
                (Deficit)               (947,812)               (730,797)
                                       1,525,155               1,742,170
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY          $3,434,942              $3,629,193


See accompanying notes which are an integral part of the financial statements.


        4  (F4)


                        TRB SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
              FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002
                            AND SEPTEMBER 30, 2001



                                         9/30/2002               9/30/2001

REVENUES FROM PRODUCT SALES              $       -               $       -
COST OF GOODS SOLD                               -                       -

GROSS PROFIT                                     -                       -

CONSULTING REVENUE                               -                 207,475
LICENSE AND DISTRIBUTOR FEES (NOTE 3)            -                  20,000

                                                 -                 227,475

OPERATING EXPENSES:


        Auto Expenses(Note 11)               2,913                   1,501
        Communication                        1,817                   1,825
        Consulting                          21,300                  18,500
        Depreciation                        21,054                  25,400
        Employee Salaries                   32,500                   4,100
        Meals and Entertainment             11,655                   5,490
        Miscellaneous Expenses               9,810                   6,225
        Office Expenses                      2,679                   2,275
        Interest Expense                     7,607                   9,567
        Overseas Operating Expenses         13,780                   8,973
        Professional Fees                   16,561                   8,627
        Rents(Note 13)                       4,092                   7,950
        Research and Development            20,140                  52,110
        Shipping and Delivery                    -                   1,230
        Travel                               5,781                  17,950

                                           171,689                 171,723

INCOME (LOSS) BEFORE INCOME TAXES         (171,689)                 55,752

Income Tax Expenses:

        Income Tax Expense                       -                  26,761
        Net Operating Loss Carryover             -                 (26,761)



NET INCOME(LOSS)                          (171,689)                 55,752

ACCUMULATED DEFICIT, at Beginning         (776,123)               (786,549)

ACCUMULATED DEFICIT, at End              $(947,812)              $(730,797)


Earnings(Loss) per Share (Note 12)         $(0.009)                 $0.003


See accompanying notes which are an integral part of the financial statements.


        5  (F5)


                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002
                            AND SEPTEMBER 30, 2001



                      CAPITAL
                      STOCKS                           RETAINED     TOTAL
                     NUMBER OF             PAID-IN     EARNINGS   STOCKHOLDERS'
                      SHARES      AMOUNT   CAPITAL    (DEFICITS)    EQUITY


AS OF 07/01/2001     18,583,960   18,583   2,454,384  (786,549)    1,686,418

Shares Issued
between 7/1/2001
and 9/30/2001                          -

Net Income(Loss)                                        55,752        55,752



AS OF 09/30/2001     18,583,960  $18,583  $2,454,384 $(730,797)   $1,742,170



AS OF 07/01/2002     18,583,960   18,583   2,454,384  (776,123)    1,696,844

Shares Issued
between 7/1/2002
and 9/30/2002                 -

Net Income(Loss)                                      (171,689)     (171,689)



AS OF 09/30/2002     18,583,960  $18,583  $2,454,384 $(947,812)   $1,525,155


See Accompanying Notes which are an Integral Part of Financial Statements.


        6  (F6)


                        TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
           For the three-month periods ended September 30, 2002
                        and September 30, 2001



                                            9/30/2002               9/30/2001
CASH FLOW FROM OPERATING ACTIVITIES:

Net Profit (Loss)                           $(171,689)              $55,752
Noncash Items Included in
Net Income (Loss)                              21,054                48,291
Decrease(Increase) in
Accounts Receivable                           136,515                19,999
Decrease(Increase) in
Inventory                                      (2,750)                6,800
Increase(Decrease) in
Accounts Payable and Other Payables                 -               (17,780)

                                              (16,870)              113,062

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenses (Expenditure) for Patent                 670               (25,422)



                                                  670               (25,422)

CASH FLOWS FROM FINANCING ACTIVITIES:

Director's Loans                               32,500                     -
Payment of Loans                                                    (49,940)
Loans from Individuals                        (16,000)              (40,000)


                                               16,500               (89,940)



Net Increase(Decrease) in
Balance of Cash                                   300                (2,300)

Cash at Beginning of Period                     1,850                 4,950



Cash at End of Period                          $2,150                $2,650


See Accompanying Notes which are an Integral Part of Financial Statements.


        7  (F7)


                        TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                        Comparative Financial Statements
                          September 30, 2002 and 2001


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


        8(F8)


                        TRB SYSTEM INTERNATIONAL, INC.

                            Notes to Consolidated
                        Comparative Financial Statements
                          September 30, 2002 and 2001


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

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,651,761 as of September 30, 2002 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

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

Japan      10,000 bikes        30,000 bikes        50,000 bikes


4.	Investment in Equity in a Closely-Held Company

TRB entered into a consulting agreement with Kimvision.com, Inc. whereby TRB was paid in shares in the Company. The book value of the shares was equal to the contract payments due. TRB is informed that Kimsvision plans to become a public entity trading on a public exchange, which will make the holdings marketable securities, although the marketability of the shares will depend upon market conditions. It is anticipated that the market for the shares will be a restricted market or that for some time no market will exist.


        9(F9)


                        TRB SYSTEMS INTERNATIONAL, INC.

                            Notes to Consolidated
                       Comparative Financial Statements
                         September 30, 2002 and 2001


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

6.	Property and Equipment

Office Equipment                                           $        6,725
Tools and Machinery                                                79,321
Automobile                                                         34,000
Moldings                                                          538,612
Booth for Show                                                    137,470
Informational tapes and other promotional materials                50,000
                                                                  846,128
Less) Accumulated Depreciation                                   (663,119)

            Net as of September 30, 2002                      $   183,009


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

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of September 30, 2002, 18,583,960 voting common shares are issued and outstanding.


        10(F10)


                        TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                       Comparative Financial Statements

                         September 30, 2002 and 2001



11.	Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 2,913 for the year-ended September 30, 2002 and $ 1,501, September 30, 2001.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12.	Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13.	Pending Suits and Judgment

As of the statement period of September 30, 2002, there is outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain.
The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys      Amount as of
                                       9/30/2002

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


        11(F11)


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


                           Current Business

Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale, with full production planned in February, 2003 from the TRB facility in Korea and soon thereafter from its facilities in China and Taiwan.

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

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China. Shen Zhen Xidesheng Bicycle Co. Ltd., China. has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finished product is scheduled for final testing in the second quarter of 2002-3.

Fushida Bicycle Co. Ltd., China. has agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. We anticipate sample models were completed by the end of March, 2002.

In April 2001, TRB purchased BITEK Bicycle Company, Ltd. of Korea, which is the third largest manufacturer of bicycles in Korea. It is anticipated that TRB will commence production for worldwide distribution in the second or third quarter of the current.


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


       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended September 30, 2002. It should be read in conjunction with the financial statements disclosed above, and in conjunction with the unaudited financial statements found in the Quarterly Reports on Form 10-QSB for the first two quarters of the current fiscal year, duly files with the Securities and Exchange Commission (SEC) and the audited financial statements filed with annual report on Form 10-KSB for the 2001-2002 fiscal year, said report duly filed with the SEC. All forms filed with the SEC can be obtained free of charge either from the company by writing to TRB at 21 Hutton Avenue, Suite 3, West Orange, New Jersey 07039, or on the SEC's web site at www.sec.gov.

                     Discussion of Financial Information

TRB is the active operating entity, producing, marketing, manufacturing, and supporting the products of the Company. The Company has no active income save for the activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

During the current operating quarter, the Company had no sales as it was re-engineering and field testing its products to produce better and stronger bicycles, electric bicycles, and VersiTrainers. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. This can be compared to $227,475 in consulting fees for the quarter period ended September 30, 2001.

Total operating expenses were $171,689 for the period ended September 30, 2002, as compared to $171,723 for the period ended September 30, 2001. R&D and other expenses associated with commencing mass production of TRB's products accounted for 25% of the current expenses, while professional fees, primarily associated with the purchase of TRB's Korean facilities accounted for another 15% of the expenses for the current quarter. Without these major expenses, the current expenses were in line with those for the comparable quarter in the last fiscal year.

The net loss for the current quarter were $171,689, or $0.009 per share, while the net profits were $55,752, or $0.003 for the first quarter of 2001.

The cash and investment certificate position of the Company was $2,150 on September 30, 2002 as compared to $2,650 on September 30, 2001.
Current assets, as a whole, were $1,683,061 on September 30, 2002 as compared to $1,226,471 on September 30, 2001.

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

                NONE


Item 3.         Defaults Upon Senior Securities

                NONE


Item 4.         Submission of Matters to a Vote of Security Holders

                NONE


Item 5.         Other Information

                NONE


Item 6.         Exhibits and Reports on Form 8-K

23.1            Consent of Auditors for including Review Report- Page 21
99.1            Executive's Certification                             22

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

Date:           November 15, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG YIM/s/
                Byung Yim, President and Director
                (Principal Executive Officer)

Date:           November 15, 2002.

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


November 15, 2002

Securities and Exchange Commission
Washington, D.C. 20549

   RE: TRB Systems International Inc.




Gentlemen:


We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending September, 2002 and the quarter ending September, 2001, and consent to the Review Reports, statements, and notes referring to the said financial statements being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
2182 Lemoine Ave, suite 200
Fort Lee, NJ 07024

                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TRB Systems International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung Yim, Sole Officer and Director of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Byung Yim
                                               -------------------------
                                                  Byung Yim
                                                  President, CEO
                                                  Chief Accounting Officer
                                                  November 14, 2002

           PAGE INTENTIONALLY LEFT BLANK