Form 10QSB
period 2002-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2003-02-18
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended December 31, 2002.
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,583,960 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2002.

                         TRB SYSTEMS INTERNATIONAL INC.
            Consolidated Comparative Financial Statements and
                     Independent Auditor's Review Report
                         December 31, 2002 and 2001



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


        2 (F2)


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






                       INDEPENDENT REVIEW REPORT


                       INDEPENDENT AUDITORS REVIEW REPORT

To the Board of Directors
and management of:
TRB Systems International Inc.



We have reviewed the accompanying balance sheets of TRB Systems International Inc. as of December 31, 2002 and 2001, the related statement of earnings
(Loss) and retained earnings (Deficit), and statement of cash flows for the first quarter periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International Inc.


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




_____________________

Stan J.H Lee, CPA
Fort Lee, NJ
February 17, 2003


        3 (F3)


                        TRB SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2002 and December 31, 2001

                                       12/31/2002               12/31/2001

ASSETS:
	CURRENT ASSETS
                Cash                      $1,050                  $2,210

                Accounts Receivable
                (Note 3)               1,651,761               1,109,235
                Inventories               29,150                  39,250

                                       1,681,961               1,150,695
	OTHER ASSETS
                Investment in Equity
                in a Closely Held-
                Company(Note 4)        1,080,000               1,080,000
                Investment in Net
                Equity of a Foreign
                Entity(Note 14)          472,440                 472,440
                Prepaid Expenses
                (Note 5)                  12,409                  14,345
                Property and Equipment,
                net(Note 6)              160,787                 236,038
                Security Deposit           1,043                   1,043
                Patents                    2,980                  20,280
                License & Distributorship
                Fees Receivable                -                 515,000

                                       1,729,639               2,348,146

        TOTAL ASSETS                  $3,411,800              $3,498,841

LIABILITIES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES
                Accounts Payable and
                Accrued Expenses
                (Note 7)                $390,043                $310,217
                Loan Payable             100,000                  80,000
                Corporation Income
                Taxes Payable                100                     200

                                         490,143                 390,417
	LONG-TERM LIABILITIES
                Bank Loans
                (Note 14)                434,763                 425,196
                Director's Loan
                (Note 9)                 203,319                 138,319
                Legal Judgment
                Payable(Note 13)         381,000                 381,000
                Loans from Individuals   403,062                 409,831

                                       1,422,144               1,354,346

	STOCKHOLDERS' EQUITY

                Common Stock, $0.001
                Par Value, 30,000,000
                shares authorized
                (Note 10)                 18,583                  18,583
                Additional Paid-In
                Capital                2,454,384               2,454,384
                Retained Earnings
                (Deficit)               (973,654)               (718,889)
                                       1,499,313               1,754,078
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY          $3,411,600              $3,498,842


See accompanying notes which are an integral part of the financial statements.


        4  (F4)


                        TRB SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
              FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002
                            AND DECEMBER 31, 2001


                                         12/31/2002               12/31/2001

REVENUES FROM PRODUCT SALES              $       -               $       -
COST OF GOODS SOLD                               -                       -

GROSS PROFIT                                     -                       -

LICENSE AND DISTRIBUTOR FEES (NOTE 3)            -                 175,000

                                                 -                 175,000

OPERATING EXPENSES:


        Auto Expenses(Note 11)               2,845                       -
        Communication                        1,630                   1,548
        Consulting                          22,470                  18,500
        Depreciation                        30,325                  35,190
        Employee Salaries                   39,400                  29,500
        Payroll Taxes                        3,940                   2,655
        Meals and Entertainment             18,653                   6,906
        Miscellaneous Expenses               6,540                   3,850
        Office Expenses                      2,524                   1,090
        Interest Expense                     7,607                       -
        Overseas Operating Expenses         15,801                   5,762
        Professional Fees                   12,460                   4,510
        Rents(Note 13)                       4,092                   7,950
        Research and Development             8,083                  21,500
        Shipping and Delivery                2,010                   2,095
        Travel                               7,450                  12,469

                                           185,830                 153,525

INCOME (LOSS) BEFORE INCOME TAXES         (185,830)                 21,475

Income Tax Expenses:

        Income Tax Expense                       -                  (9,567)



NET INCOME(LOSS)                          (185,830)                 11,908

ACCUMULATED DEFICIT, at Beginning         (787,824)               (730,797)

ACCUMULATED DEFICIT, at End              $(973,654)              $(718,889)


Earnings(Loss) per Share(Note 12)           $(0.01)                 $0.001


See accompanying notes which are an integral part of the financial statements.


        5  (F5)




                        TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002
                            AND DECEMBER 31, 2001




                      CAPITAL
                      STOCKS                           RETAINED     TOTAL
                     NUMBER OF             PAID-IN     EARNINGS   STOCKHOLDERS'
                      SHARES      AMOUNT   CAPITAL    (DEFICITS)    EQUITY


AS OF 07/01/2001     18,583,960   18,583   2,454,384  (786,549)    1,686,418

Shares Issued
between 7/1/2001
and 12/31/2001               -

Net Income(Loss)                                        67,660        67,660



AS OF 12/31/2001     18,583,960  $18,583  $2,454,384 $(718,889)   $1,754,078



AS OF 07/01/2002     18,583,960   18,583   2,454,384  (787,824)    1,685,143

Shares Issued
between 7/1/2002
and 12/31/2002             -

Net Income(Loss)                                      (185,830)     (185,830)



AS OF 012/31/2002     18,583,960  $18,583 $2,454,384 $(973,654)   $1,499,313


See Accompanying Notes which are an Integral Part of Financial Statements.


        6  (F6)


                        TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
           For the three-month periods ended December 31, 2002
                        and December 31, 2001



                                            12/31/2002               12/31/2001
CASH FLOW FROM OPERATING ACTIVITIES:

Net Profit (Loss)                           $(185,830)              $11,908
Non-cash Items Included in
Net Income (Loss)                              22,242                35,910
Decrease(Increase) in
Accounts Receivable                           129,988                93,186
Decrease(Increase) in
Inventory                                           -                 6,800
Increase(Decrease) in
Accounts Payable and Other Payables                 -               (17,850)

                                              (33,600)                1,986

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenses (Expenditure) for
Property and Equipment                              -                (2,426)


                                                    -                (2,426)

CASH FLOWS FROM FINANCING ACTIVITIES:

Director's Loans                               32,500                     -


                                               32,500                     -


Net Increase(Decrease) in
Balance of Cash                                (1,100)                 (440)

Cash at Beginning of Period                     2,150                 2,650


Cash at End of Period                          $1,050                $2,210


See Accompanying Notes which are an Integral Part of Financial Statements.


        7  (F7)


                        TRB SYSTEMS INTERNATIONAL, INC.
                             Notes to Consolidated
                        Comparative Financial Statements
                          December 31, 2002 and 2001


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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the period ended December 31, 2002 and 2001.

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


        8(F8)


                        TRB SYSTEM INTERNATIONAL, INC.
                            Notes to Consolidated
                        Comparative Financial Statements
                          December 31, 2002 and 2001


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

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,651,761 as of December 31, 2002 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

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


        9(F9)


                        TRB SYSTEMS INTERNATIONAL, INC.
                            Notes to Consolidated
                       Comparative Financial Statements
                         December 31, 2002 and 2001


5.	Prepaid Expenses

ABL Properties, wholly owned by Byung D. Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Tranbar Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000, but under $20,000,000, and 0.5%
on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed between ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.	Property and Equipment

Office Equipment                                           $        6,725
Tools and Machinery                                                79,321
Automobile                                                         34,000
Moldings                                                          538,612
Booth for Show                                                    137,470
Informational tapes and other promotional materials                50,000
                                                                  846,128
Less) Accumulated Depreciation                                   (685,361)

            Net as of December 31, 2002                       $   160,767


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

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of December 31, 2002, 18,583,960 voting common shares are issued and outstanding.


        10(F10)


                        TRB SYSTEMS INTERNATIONAL, INC.
                             Notes to Consolidated
                       Comparative Financial Statements
                         December 31, 2002 and 2001



11.	Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 2,845 for the period December 31, 2002.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12.	Earnings Per Shares

Earnings (Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13.	Pending Suits and Judgments

As of the statement period of December 31, 2002, there is outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced, but the outcome of such negotiations are uncertain.
The management also believes the company is not in the financial position to pay these amounts within a one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys      Amount as of
                                       12/31/2002

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


                   Background Information and Technology

Between 1983 and 1993, over $7.9 million was spent by Alenax Corporation (TRB's predecessor), owned and operated by Mr. Byung Yim, president of both TRB Systems Inc. and TRB Systems International Inc., developing and marketing a line of TPS bicycles. In April, 1994, TRB Systems Inc. was incorporated to continue TPS technology development, and to manufacture and market the finished product lines worldwide.

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

Most conventional bikes are not structurally or functionally designed specifically for rehabilitation per se. The "transbar technology" fills a large void in this huge untapped market, especially in the "middle-aged" population. It also is an easier motion for the beginner. The transbar configuration in TRB's bike allows the rehabilitating person (a market with growth of 430,000 people annually in the US) who uses TRB's bike in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).


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


Electric Bike

POWER+BIKE is an outdoor bike that uses the same natural "up-down" motion of all the TRB bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph.
TRB's POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23 lbs, light and efficient enough for the senior citizen and women's market (can be pedaled comfortably in a business skirt or suit) and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung up on the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.


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


Licenses

The TPS technology rights were Licenses from ABL Properties, the owner of the patent rights to the TPS technology, by TRB Systems Inc. The rights licensed to TRB by ABL Properties Company call for a payment of $200,000 during the first year of active sales, a 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL is 100% owned by Byung D. Yim, President and CEO of TRB Systems International Inc.

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


                           Current Business

Over the past year TRB has focused on redesigning and updating of its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line which is ready for sale, with full production planned in September, 2003 from the TRB facility in South Korea and soon thereafter from its facilities in China and Taiwan.

TRB has signed an agreement with the U.S. Taekwondo Union (USTU) allowing
TRB to directly market its bicycles to the students of the over 20,000 member and non-member Taekwondo Centers. The USTU used TRB bicycles to enter the stadium at the 1998 World Taekwondo Championships, and at the annual meeting of the USTU in California in November, 1998, TRB was allowed to make a presentation regarding TRB's products and their benefits, to the attendees. The Company has prepared marketing material for the individual Taekwondo Centers, and it is anticipated that active sales will commence in the second quarter of the 2003-2004 fiscal year, utilizing the new, improved, redesigned bicycle.

In June 2000, TRB Systems International started working on a hybrid bicycle with dual motions (TRB Systems up/down motion and the traditional 360 degree propulsion) with Shen Zhen Xidesheng Bicycle Co. Ltd., China Shen Zhen Xidesheng Bicycle Co. Ltd., China has agreed to produce and supply both the proprietary parts and to assemble our dual system TRB bicycle. The finished product was scheduled for final testing in the second and third quarters of 2002-3, and testing is proceeding on time.

Fushida Bicycle Co. Ltd., China has agreed to manufacture and supply proprietary parts and assemble TRB's "multi-functional" (6 different motions) designed for children and is a major component of the Kinesio line. The sample models were completed in the current quarter, and are currently undergoing field trials, prior to the commencement of marketing.

In April 2001, TRB purchased BITEK Bicycle Company, Ltd. of Korea, which is the third largest manufacturer of bicycles in South Korea. It is anticipated that TRB will commence production for worldwide distribution in the second or third quarter of the next fiscal year.


                       Current Plans and Activities

This quarter has been one of restructuring, as well as creating a stronger alliance with production facilities in South Korea, Taiwan, and China.

TRB Systems, in conjunction with Shen Zhen Xidesheng Bicycle Co. Ltd. of China finished the prototype of a two-way outdoor bicycle that features the natural working motion of TRB and the conventional 360 degree pedaling system. Mold production started February 14, 2002 and final testing is scheduled for March-September 2003.

The multi-functional (6 different motions) for the youth market is in the final road-testing phase. Full production is slated for December 2003.

TRB-100, our electric bike is ready for production in Taiwan and China. This electric bicycle is collapsible, and the lightest electric bicycle in the world. Mass production will commence in the 2nd quarter of the next fiscal year.

The Company has executed a Licensing Agreement with Nankai Trading Company of Japan, for the distribution of TRB bicycles in Japan. This transaction is worth $1.25 million to TRB, and annual royalty revenues of 5% of sales on a minimum of 10,000 bicycles in the first year of the agreement. The minimum sales increase to 30,000 and 50,000 bicycles in the second and third and subsequent years, respectively.


       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended December 31, 2002. It should be read in conjunction with the financial statements disclosed above, and in conjunction with the unaudited financial statements found in the Quarterly Reports on Form 10-QSB for the first two quarters of the current fiscal year, duly filed with the Securities and Exchange Commission (SEC) and the audited financial statements filed with the annual report on Form 10-KSB for the 2001-2002 fiscal year, said report duly filed with the SEC. All forms filed with the SEC can be obtained free of charge either from the company by writing to TRB at 21 Hutton
Avenue, Suite 3, West Orange, New Jersey 07039, or on the SEC's web site at www.sec.gov.

                     Discussion of Financial Information

TRB is the active operating entity, producing, marketing, manufacturing, and supporting the products of the Company. The Company has no active income saved for the activities of TRB. Therefore, the financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

During the current operating quarter, the Company had no sales as it was re-engineering and field testing its products to produce better and stronger bicycles, electric bicycles, and VersiTrainers. It is anticipated that sales in excess of $300,000 will be recorded in the next two quarters in filling outstanding purchase orders. This can be compared to $175,000 in License Fees for the quarter ended December 31, 2001.

Total operating expenses were $185,830 for the period ended December 31, 2002, as compared to $153,525 for the period ended December 31, 2001. Overseas operation expenses, and professional fees associated with the development and testing of the new product line accounted for the increase. Without these major expenses, the current expenses were in line with those for the comparable quarter in the last fiscal year.

The net loss for the current quarter were $181,830, or $0.01 per share, while the net profits were $11,908, or $0.001 for the second quarter of 2001.

The cash and investment certificate position of the Company was $1,050 on December 31, 2002 as compared to $2,210 on December 31, 2001.
Current assets, as a whole, were $1,681,961 on December 31, 2002 as compared to $1,150,695 on December 31, 2001.

                                  Liquidity

Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, based on sales expectations, and the level of current assets the company currently has.

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

                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG D. YIM/s/
                Byung D. Yim, President and Director
               (Principal Executive Officer)

Date:           February 17, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                TRB SYSTEMS INTERNATIONAL INC.


By:             /s/BYUNG D. YIM/s/
                Byung D. Yim, President and Director
                (Principal Executive Officer)

Date:           February 17, 2003.

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


February 17, 2003

Securities and Exchange Commission
Washington, D.C. 20549

   RE: TRB Systems International Inc.




Gentlemen:


       We have reviewed the balance sheet and accompanying statements of the Registrant, for the fiscal quarter ending December 31, 2002 and December 31, 2001, and consent to the Review Reports, statements, and notes referring to the said financial statements being filed with the Quarterly Report of which this exhibit forms a part, and with any amendment thereto.

This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ending December 31, 2002.





/s/Stan J.H. Lee/s/
Stan J.H. Lee, CPA
2182 Lemoine Ave, suite 200
Fort Lee, NJ 07024

                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TRB Systems International, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung D. Yim, Sole Officer and Director of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Byung D. Yim/s/
                                                  ----------------------------
                                                  Byung D. Yim
                                                  President, CEO
                                                  Chief Accounting Officer
                                                  February 17, 2003

           PAGE INTENTIONALLY LEFT BLANK