Form 10QSB
period 2003-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2003-05-15
CIK 1042610

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ___________ to ______________

               Commission file number:              333-07242
                                       ____________________________________

                        TRB SYSTEMS INTERNATIONAL INC.
---------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                             22-3522572
 --------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

             21 Hutton Avenue, Suite 3, West Orange, New Jersey 07039
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                             (201) 994-4488
---------------------------------------------------------------------------
                        (Issuer's telephone number)

                                   N/A
---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2003: 18,583,960 shares of common stock, $.001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report...........................     3

         Consolidated Balance Sheets
           As of March 31, 2003 (Unaudited) and June 30, 2002..........     4

         Consolidated Statements of Earnings (Loss) and Deficit
           for the Three and Nine Months Ended March 31, 2003 and 2002
           (Unaudited).................................................     5

         Consolidated Statements of Cash Flows for the Nine Months
          Ended March 1, 2003 and 2002 (Unaudited).....................     6

         Notes to Financial Statements (Unaudited).....................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation.....    12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    14
Item 2.  Changes in Securities.........................................    14
Item 3.  Defaults Upon Senior Securities...............................    14
Item 4.  Submission of Matters to a Vote of Security Holders...........    14
Item 5.  Other Information.............................................    14
Item 6.  Exhibits and Reports on Form 8-K..............................    14

SIGNATURES.............................................................    15

CERTIFICATION

Stan J.H. Lee, CPA Direct:
A member firm of DMHD Hamilton Clark & Co.                      201-681-7475
2182 Lemoine Ave, suite 200                       e-mail: sierra5533@aol.com
Fort Lee, NJ 07024                                        Fax:  815-846-7550




                             INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International, Inc.
West Orange, New Jersey

   I have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of March 31, 2003 and June 30, 2002, the related consolidated statements of operations and retained earnings (deficit), the consolidated statements of stockholders' equity, and the consolidated statement of cash flows for the three and nine months ended March 31, 2002 and 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.

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


/s/  Stan J.H. Lee, CPA /s/
___________________________
Stan J.H. Lee, CPA

May 6th, 2003
Fort Lee, New Jersey

                              TRB SYSTEMS INTERNATIONAL INC.

                                     BALANCE SHEETS



                                                      March 31        June 30
                                                        2003            2002
                                                      --------        --------
ASSETS
Current Assets
 Cash.......................................       $     2,860     $     1,850
 Accounts Receivable (Note 3)...............         1,651,761       1,788,276
 Inventories................................            35,640          26,400
                                                   -----------      ----------
                                                     1,690,261       1,816,526
Other Assets
 Investment in Equity in a Closely-
  Held Company (Note 4).....................         1,080,000       1,080,000
 Investment in Net Equity of a Foreign
  Entity (Note 14)..........................           472,440         472,440
Prepaid Expenses (Note 5....................            12,409          12,409
Property and Equipment, net (Note 6)........           130,442         204,063
Security Deposit............................             1,043           1,043
Patents.....................................             9,125           3,650
                                                   -----------      ----------
                                                     1,705,459       1,773,605

Total Assets ...............................       $ 3,395,720     $ 3,590,131
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses......        $   370,312      $  420,043
Loan Payable...............................            100,000         100,000
Corporation Income Tax Payable.............                  -             100
                                                   -----------      ----------
                                                       470,312         520,143
Long-Term Liabilities
Bank Loans and accrued interest (Note 14)..            445,632         434,763
Director's Loan............................            318,319         138,319
Legal Judgments Payable....................            381,000         381,000
Loans from Individuals.....................            423,215         419,062
                                                   -----------      ----------
                                                     1,568,166       1,373,144
Stockholders' Equity
 Common Stock, $.001 Par Value, 30,000,000
  Shares authorized, 18,583,960 Shares Issued
  and Outstanding..........................             18,583          18,583
 Additional Paid-in Capital................          2,454,384       2,454,384
Retained Earnings (Deficit)................        (1,115,725)       (776,123)
                                                  ------------      ----------
                                                     1,357,242       1,696,844

Total Liabilities and Stockholders' Equity.       $  3,395,720    $  3,590,131
                                                  ============    ============


See accompanying notes which are an integral part of the financial statements


                           TRB SYSTEMS INTERNATIONAL INC.

                      Consolidated Statement of Earnings (Loss)
                           and Retained Earnings (Deficit)

                                     Three Months Ended March 31 Nine Months Ended March 31
                                     --------------------------- --------------------------
                                          2003           2002         2003       2002
                                     -------------  -----------    ---------  ----------
Revenues From Product sales.......    $       -     $       -     $       -   $       -
Cost of Goods Sold................            -             -             -           -
                                      -----------   -----------   ---------   ----------
Gross Profit......................            -             -             -           -

License and Distributor Fees (Note 4)         -     1,250,000       175,000   1,250,000

Operating Expenses:
 Advertising and Marketing........            -        14,380             -      14,380
 Auto Expense.....................        2,120         3,612         7,878       6,819
 Bad Debt Expense.................            -       479,235             -     479,235
 Communication....................        1,075         2,450         4,552       4,275
 Consulting.......................       13,460        39,730        57,230      76,730
 Depreciation.....................       30,325        17,857        90,975      84,725
 Employment Salaries..............       39,400        44,520       111,300      74,020
 Meals and Entertainment..........       10,956        13,450        41,264      25,846
 Miscellaneous Expenses...........        4,081         8,607        20,431      25,419
 Office Expenses..................        1,204         4,006         6,407       7,371
 Overseas Operating Expenses......        4,300        24,665        33,881      41,502
 Promotion Expenses...............            -        11,200             -      11,200
 Professional fees................        6,970        41,870        35,991      55,007
 Research and Development.........       14,905        63,357        43,128     142,967
 Show Expense.....................            -         9,748             -       9,748
 Shipping and Delivery............        3,208             -         5,218           -
 Rents (Note 13)..................        5,012         7,950        13,196      15,900
 Taxes............................            -             -             -       2,655
 Travel...........................        2,045        18,010        15,276      48,429
                                      ---------    ----------    ----------   ---------
                                        139,061       810,647       486,727   1,111,848

Income (Loss) from Operations
 Before Other Income and
 Income Tax Expenses..............    (139,061)       439,353     (311,727)     138,152
                                     ----------    ----------    ----------  ----------
Other Income and Expense
 Interest expense.................      (3,010)             -      (18,224)           -
 Recovery of Bad Debts............           -              -             -     368,861

Income (Loss) Before Income Taxes.    (142,071)       439,353     (329,951)     507,013

Income tax expenses, net of
 net operating carryover..........           -              -            -            -

Income Before Extraordinary Loss..   (142,071)        439,353     (329,951)     507,013

Extraordinary loss from
 legal judgments..................           -      (381,000)            -    (381,000)

Net Income (Loss).................   (142,071)         58,353     (329,951)     126,013
                                    ==========     ==========    ==========   =========

Accumulated Deficit, at Beginning.   (973,654)      (718,889)     (785,774)   (786,549)

Accumulated Deficit, at End....... (1,115,725)      (660,536)   (1,115,725)   (660,536)
                                   ===========     ==========   ===========  ==========


Earnings (Loss) Per Share (Note 12)  $  (.008)       $  .003       $ (.018)   $   .007
                                    ==========      =========    ==========  ==========



    The accompanying notes are an integral part of these financial statements


                             TRB SYSTEMS INTERNATIONAL INC.

                                 STATEMENT OF CASH FLOWS



                                                     Nine Months Ended March 31
                                                   ----------------------------
                                                         2003            2002
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)..............................     $  (329,951)   $   126,013
 Noncash Items Included in Net Income (Loss)....           73,621        99,632
 Decrease (Increase) in Accounts Receivable.....          136,515       682,757
 Decrease (Increase) in Inventories.............          (9,240)      (14,050)
 Decrease (Increase) in Current Assets..........                -         7,020
 Decrease (Increase) in License and Royalties...                -     (515,000)
 Increase (Decrease) in Accounts Payable........         (59,482)     (185,211)
                                                   ---------------  -----------
                                                        (188,537)       201,161

CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditure for Patents........................          (5,475)         (459)
                                                   --------------   -----------
                                                          (5,475)         (459)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of Loan................................               -      (180,700)
 Loan form Individuals..........................           4,153          9,567
 Bank Interest Accrued..........................          10,869              -
 Additional (reduction) Director's Loan.........         180,000              -
 Increase (Decrease) in Legal Judgment Payable..               -       (30,769)
                                                   --------------   -----------
                                                         195,022      (201,902)

Net Increase (Decrease) in Balance of Cash.......     $    1,010    $   (1,200)
                                                     ===========    ===========

Cash at Beginning of period.......................    $    1,850    $    4,950
                                                     -----------    -----------

Cash at End of period.............................    $    2,860    $    3,750
                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements


                           TRB SYSTEMS INTERNATIONAL, INC.

                                Notes to Consolidated
                          Comparative Financial Statements
                                March 31, 2003 and 2002


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

    In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB systems Inc. for the period ended March 31, 2003 and 2002.

    Revenue and Expense Recognition

    The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

    Accounting Method

    The Company recognizes income and expenses on accrual basis.

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

3.  Accounts Receivable

    Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,651,761 as of March 31, 2003 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

    The licenses are automatically renewed so long as minimum loyalties are paid and by agreement with all licenses. The contracts call for an ongoing royalty payment of 6% in the first year, and 4 % thereafter, with a minimum royalty payment per year as set out in the following table:


                     1st Year            2nd Year            3rd Year
               Minimum Royalties    Minimum Royalties    Minimum Royalties
   Country      or Bikes Sold        or Bikes Sold       or Bikes Sold
   -------- --------------------  --------------------- ------------------
   India        50,000 bikes         90,000 bikes         200,000 bikes

   Japan        10,000 bikes         30,000 bikes         50,000 bikes
   -----------------------------------------------------------------------

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

5.  Prepaid Expenses

    ABL Properties, wholly owned by Byung Yim, President and CEO of the Company, and under common control with the Company, owns the patents which are exclusively licensed to TRB Systems Inc. (TRB) for the worldwide manufacture and sale of the Transbar Power Systems (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. It was agreed betIen ABL and the Company that the $200,000 would be deferred until the Company had suitable cash flow to meet its current needs.

    Any cost incurred by TRB Systems Inc. to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.

6.  Property and Equipment

    Office Equipment                                      $   6,725
    Tools and Machinery                                      79,321
    Automobile                                               34,000
    Moldings                                                538,612
    Booth for Show                                          137,470
    Informational tapes and other promotional materials      50,000
                                                          ---------
                                                            846,128
    Less: Accumulated Depreciation                        (715,686)
                                                        -----------
                         Net as of March 31, 2003       $   130,442
                                                        ===========

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

10. Common Stocks

    The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of March 31, 2003, 18,583,960 voting common shares are issued and outstanding.

11. Related Party Transaction

    The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 7,878 for the nine-month period and $ 2,120 for the quarter ended at March 31, 2003.

    There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.

12. Earnings Per Shares

    Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

    As of the statement period of March 31, 2003, there are outstanding judgments in the total amount of $381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company it is not in the financial position to pay this amount within one-year period and therefore classified the legal judgments payable to long term.

      Creditors / Creditors' Attorneys          Amount as of 3/31/2003
    -----------------------------------        -----------------------
      David, Kessler & Associates, LLC               $ 44,000
      Sawtooth Marketing Group                         56,000
      Cole, Schotz, Meiser,Forman & Leonard            89,000
      Bernard & Koff                                  192,000
                                               -----------------------
                 Total                             $  381,000


14.  Investment in Net Equity of a Foreign Entity and Related Bank Loan

     In 2001, the Company purchased 100 % of the assets of Bitek Bicycle Co. Ltd in Korea for $472,440 with Bank loan of $ 425,196. The acquisition will provide the manufacturing facility to produce and market TRB's bike products to the Korean domestic markets as Ill as exports to China and the U.S.

     The bank loan was secured from KookMin Bank, Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9 % with maturity date of April 2006.

     The company pays interest only for the first two years and then the loan is amortized over thirty-six months with principal and interest.



Item 2.    Management's Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operations of TRB Systems International Inc. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report and the risk factors fully described in our Annual Report on Form 10-KSB for the year ended June 30, 2002. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

Overview

   The Company, through its sole wholly owned subsidiary TRB Systems Inc., engages in the business of marketing and manufacturing of a line of TPS bicycles. Those bicycles are built on Transbar Power System (TPS) technology, which allows the users to exercise by using their natural walking or jogging motion, under which the damages to the exercisers' lower back, hips, knees, and ankles under the traditional biking or jogging way may be reduced.

   The TPS technology used by TRB was licensed from ABL Properties Corp. Currently TRB has the exclusive worldwide licensing rights under all TPS patents, except from Taiwan and South Korea. The TPS technology has many applications. TRB will initially focus on three main product groups: a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances.

Results of Operations

   During the three months ended March 31, 2003, the Company has completed all road and strength test through Tianjin Fushida factory for 6-way MF bike. After receiving the first sample of 2-way bike made by Shenzhen Bicycle Factory, the Company has begun to conduct road and strength test. The Company is currently still working on (i) developing the foldable and light (under
13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and
(ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which expects to be completed by the fourth quarter of this fiscal 2003.

   On the marketing side, the Company has been negotiating with BTV, the largest home shopping network in China, to complete the sales and marketing agreement. The Company is also working with Japan and Korea licensees for lunching the sales and marketing in those two countries.

Revenues

   For the three months ended March 31, 2003, the Company had no revenues, compared with $1,250,000 of licensing fee of the same period of the prior year received from Nankai Trading Company of Japan for the distribution of TRB bicycles in Japan.

Operating Expenses

   For the three months ended March 31, 2003, the operating expenses of the Company were $139,061, compared with $810,647 of the same period of the prior year. The decrease in operating expenses was primarily due to the absence of $479,235 of bad debt expenses. During the same period of 2003, many expense items of the Company, such as advertising and marketing, consulting fees, overseas operating expenses, professional fees, research and development, and travel expenses were also substantially reduced.

   For the nine months ended March 31, 2003, the operating expenses of the Company were $486,727, compared with $1,111,848 of the same period of the previous year. The reason for the decrease in operating expenses is the same as mentioned above.

Net Income (Loss)

   For the three months ended March 31, 2003, the Company had net loss of $142,071, or $.008 per share, compared with net income of $58,353, or $.003 per share, of the same period of the last year. If $381,000 of legal judgment were not included, the Company's net income, for the three months ended March 31, 2002, would be higher.

Liquidity and Capital Resources

   At March 31, 2001, the Company had cash balance of 2,860, compared with $1,850 at March 31, 2002. For the nine months ended March 31, 2003, the Company had funded its operations mostly through director's loan.

   For the nine months ended March 31, 2003, the operating activities of the Company used $188,537 of net cash, compared with $201,161 of cash provided for the same period of the prior year. The decrease was mostly due to reduction of accounts receivable.

   The financing activities of the Company, for the nine months ended March 31, 2003, provided $195,022 of net cash, largely by increase in director's loan.

   Based on the Company's current level of operating expenses and sales expectations, management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next 12 months. However, in order to maximize the potential presented by the TPS technology and to successfully grow and compete, the Company may need to raise additional capital from time to time, most likely in private placement transactions.

Controls And Procedures

  (a) Within 90 days prior to the date of this report, the Company carried out an evaluation--under the supervision and with the participation of the Corporation's management, including the Company's Chief Executive Officer and Chief Financial Officer--of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

  (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.    OTHER INFORMATION


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


Item 2.   Changes in Securities:   N/A.


Item 3.  Defaults Upon Senior Securities:  N/A.


Item 4.  Submission of Matters to a Vote of Security Holders:   N/A.


Item 5.  Other Information:   N/A.


Item 6.    Exhibits and Reports on Form 8-K

    1)     Exhibits:

          99.1 Chief Executive Officer and President's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

    2)    Reports on Form 8-K for Quarter ended March 31, 2003:  N/A




                                     SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRB Systems International Inc.


By: /s/ Byung D. Yim
-------------------------------
Byung D. Yim, CEO and President

Date:  May 12, 2003





                                CERTIFICATION

I, Byung D. Yim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TRB Systems International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Byung D. Yim
-----------------------------
Byung D. Yim, CEO & President

Date:  May 12, 2003