Form 10KSB
period 2003-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2003-10-15
CIK 1042610

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-KSB
(Mark One)

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended June 30, 2003

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File No. 333-07247

                      TRB SYSTEMS INTERNATIONAL INC.
 ----------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

              Delaware                            22-3522572
 --------------------------------   ------------------------------------
 (State or other jurisdiction       (I.R.S. Employer Identification No.)
  of incorporation or organization)

     21 Hutton Avenue, Suite 3, West Orange, New Jersey         07039
 -------------------------------------------------------    -----------
       Address of principal executive offices                 Zip Code

                Issuer's telephone number:  (201) 994-4488
------------------------------------------------------------------------

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                        Common Stock, $.001 Par Value
------------------------------------------------------------------------
                               (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
the Form 10-KSB.   [  ]

    State issuer's revenues for its most recent fiscal year: $242,979.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

    State the number of shares outstanding of each of the issuer's classes of common equity: As of October 8, 2003: 18,583,960 shares of common stock, par value $.001 per share, were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]






                             TABLE OF CONTENTS



                                 PART I

ITEM 1.   Description of Business..................................      3
ITEM 2.   Description of Properties................................      8
ITEM 3.   Legal Proceedings........................................      8
ITEM 4.   Submission of Matters to a Vote of Security Holders......      9

                                 PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters..     9
ITEM 6.   Management's Discussion and Analysis or Plan of Operation.    10
ITEM 7.   Financial Statements......................................    16
ITEM 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................    16
ITEM 8A.  Controls and Procedures...................................    16

                                 PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
           Persons, Compliance with Section 16(a) of the Exchange Act   17
ITEM 10.  Executive Compensation.....................................   18
ITEM 11.  Security Ownership of Certain Beneficial Owners and
           Management................................................   19
ITEM 12.  Certain Relationships and Related Transactions.............   21
ITEM 13.  Exhibits and Reports on Form 8-K...........................   21
ITEM 14.  Principal Accounting Fees and Services.....................   23

SIGNATURES

                                PART I


Item 1.  DESCRIPTION OF BUSINESS

   TRB Systems International Inc. ("We" or the "Company") was incorporated in the State of Delaware on April 9, 1997. We conduct our business through our wholly owned subsidiary, TRB Systems Inc. ("TRB"), which we acquired on April 18, 1997. TRB does not fully operate until July 1998.

    TRB was incorporated in the State of Delaware in April 1994 to engage in the business of developing, marketing, and manufacturing a line of TPS bicycles, including the regular TPS bicycle, TPS exercycle, TPS electric bicycle, and TPS wheelchair (collectively "TPS bicycles"). The technology applied at our TPS bicycles is called Transbar Power System (TPS) technology, which we are exclusively licensed from ABL Properties Company, a company wholly owned by Mr. Byung Yim, our president and principal executive officer.

    The characteristics of the TPS technology are similar to that used in a stepper machine, which allows the users of our TPS products to exercise in a natural walking or jogging motion that is the biomechanically correct way of exercise without any trauma often associated with many alternate forms of exercise. We believe that our TPS bicycles and fitness trainers are able to provide our customers with the results they want, such as variable stroke and non-impact motion, but with much less the damage to their lower back, hips, knees, and ankles that traditional biking or jogging on pavement, may develop. We believe that our products are particularly good for elderly, because our products are not only safe and gentle, but also cardiovascular and anaerobic.

    We generate revenue from two sources: (i) consulting fees derived from representation of our clients in the negotiation of contracts and general career consultation; and (ii) participation in the sales and profits of projects, such as scripts and entertainment technology, submitted to entertainment industry professionals generated by our clientele.

    The consulting fees will generally be between 5 to 10% of the value of any contract we negotiate on behalf of our clientele, or at a rate of $200 per hour for general career advice. We may offer monthly rates for general career services and advice, if there is sufficient client demand for it. We will have various percentages of participation for specific projects, primarily based on the extent of our involvement in the project, the extent of our client's involvement in the project, the amount of financing we contributed, or projected revenue for the project itself.

Our Products

    We intend to provide a new generation of cycling and products using the patented TPS technology. Our products include TPS bicycles, fitness/home trainers, and electric bicycles.

TPS Bicycles

    Our major products are TPS Bicycles, which are able to provide with more smoother, up and down pumping, or stepping action, similar to our body's natural walking and running motion.

    The operating principles of TPS bicycles are relatively simple. The pedal levers travel up and down through the maximum power range that has an arc of 135 degrees. As the lever on one side is depressed, the opposing lever is raised. A full lever stroke or a partial stroke may be applied to propel the bicycle. Lever strokes require far less leg motion than the 360-degree movement required with a conventional bicycle.

   Our study showed that TPS bicycles are able to increase bicycles' propulsion power significantly, compared to their conventional circular pedaling models. The propelling force of the TPS lever is constant, which is different from those conventional bicycles with variable, circular ascending and descending crank motion. The levers driving the Transbar Power System do not revolve. Accordingly, their length can be extended to take advantage of the power of leverage. Since the levers of TPS bicycles do not revolve, greater ground pedal clearance over rough terrain and around turns is allowed. Propulsion of a bicycle using the TPS results in significantly greater distance traveled, for a given expenditure of effort, than a bicycle using conventional bicycle technology.

    A TPS bicycle looks like a conventional bicycle. What make big difference is the TPS technology applied on the bicycle. A TPS bicycle has two main components: (i) Transbar. There are two opposing bars attached directly to the pedal levers. The pedal lever is attached to the Transbar at a precise angle to allow maximum power transfer from the rider to the machine; and (ii) Rear Hub, a dual ratcheting sprocket which is engaged by a drive chain.

    We have introduced a line of TPS bicycle that is propelled exclusively by the TPS. This line of TPS bicycle is in different models with multiple sizes for men and women, and looks like popular cruisers and mountain bikes that offer comfortable upright riding. In the later stage, we will introduce adult tricycle, outdoor recumbent (reclining) bicycles, and arm/shoulder ergometers. Lightweight, higher performance bicycles will also be introduced to appeal to the performance biking community and to meet the dynamic and continually changing needs of the market.

    Therapeutic market is generally driven primarily by product performance, while non-therapeutic markets are more sensitive to price.

    We offer five models of TPS bicycles: Mountain Bike (MTB); Leisure Bike, BMX (Children); ATB (all-terrain); and CROSS TRAINING-BIKE. In mass production, TRB will offer a pedal arm in lengths of either 225 mm or 250 mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 170 mm. We plan to focus initially on the single action, natural stepping motion in all the bikes with the exception of a 20" JUVENILE BIKE that will be introduced with our proprietary multifunctional pedal action within a 9-12 months train after the TRB rollout. Our tricycle will follow within one year. We will tap the high-end professional rider market in the second phase of our business plan. We are currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

    Most conventional bicycles are not structurally or functionally designed specifically for use of rehabilitation. Our transbar technology may fill this huge untapped market, especially in the "middle-aged" population. The transbar configuration in TRB's bicycle allows the rehabilitating person who uses TRB's bicycle in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).

Fitness/Home Trainers

Our fitness/home trainers are a natural development of our experience with physical therapists using our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of Motion) in the stationary bike, as patients move from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. Our Versi-Trainer meets that demand with a training and rehabilitative device that provides the following six different sets of exercises:

   *   Alternate up and down pumping motion
   *   Simultaneous with both feet parallel to each other
   *   Bilateral-One foot pumps while the other foot rests motionless
   *   One foot pumps 360 degrees while the other foot rests motionless
   *   360-degree rotation-conventional bike pedaling-opposed pedals
   *   Parallel pedaling-360 degree rotation

   The Versi-Trainer allows individuals to exercise their abdominals, hips (lateral rotators), quadriceps, hamstrings, and gluteus (butt) muscles. All actions are performed in the correct biomechanical positions.

Electric Bicycles

    POWER+BIKE is an outdoor bike that uses the same "up-down" motion of all the TRB bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23 mph. Our POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50 lbs or more), and costly, at prices between $1400-$5000. By comparison, TRB's POWER+BIKE is 23 lbs, light and efficient enough, which can be pedaled comfortably in a business skirt or suit, for the senior citizen and women's market and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

Our Market

    We market our products to the following markets, both domestically and internationally:

    (a) Stepper Users. In this industry, the stepper market is the fastest growing segment. Our TPS bicycles are attractive to this segment because our TPS bicycles allow the stepper motion and muscle conditioning to be taken outdoors.

    (b) Health and Fitness Facilities. To stay competitive, commercial health and fitness facilities must offer their members with state-of-the-art equipment and programs continuously. As a consequence, health and fitness facilities typically will spend increasingly more on equipment just to keep pace. Our recumbent ergometer (Versi-Trainer) will offer health club goers the opportunity to combine conventional circular motion with the TPS stepper motion in a single machine.

    (c) Senior Citizens. The aging population combined with the rapidly escalating cost of health care services has resulted in an intensifying concern about the efficiency and effectiveness of the U.S. health care system. As a result, there is a growing need for individuals, particularly elderly, to participate regularly in safe, functional and efficient exercise that combines aerobic conditioning and resistance training.

    (d) Rehabilitation & Therapeutic Market. The rehabilitation and therapeutic market consists of four segments: post surgical (hip or knee); acute injury; individuals with a restrictive ROM (range of motion); and other (arthritic, biomechanical). Today, the major form of therapy for post hip and knee surgery is the conventional stationary bicycle. The 360-degree fixed stroke is limiting because initial therapy methods keep ROM within less than 120-degree of bound. This causes a time lag before the conventional 360-degree bike can be implemented. If they use our Fitness Versi-Trainer and the TPS bicycles, they will get more favorable results.

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

Distribution

    Currently our TPS bicycles are sold mainly through retail outlets and specialty bike shops; while institutional exercise equipment is sold through trade shows, magazines and direct mail. We intend to utilize regional distributors in the U. S. market and licensees overseas to sell our products through a network of specialized bike and sporting goods shops.

    We intend to hire sales personnel to expand our distribution channels. We also plan to look for possible alliances with existing sporting goods manufacturers. It is anticipated that we are able to market our ergometers and electric bicycles through a network of bike retailers after brand awareness and an established corporate image have been achieved.

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

    TRB is manufacturing its proprietary parts through a non-exclusive relationship with Kun Teng Industries Ltd. of Taiwan to produce medium and high-end bicycles, and plans to use Tianjin Fushida Bicycle Co., Ltd. of China as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Fushida will be ready to begin mass production in the second quarter 2003-2004 fiscal year, and TRB has received a line of credit in China for $2 million to support these production plans. Our ergometers will be manufactured by Pretty Wheel Ind. Co., Ltd., a leading sports equipment manufacturer in Taiwan.

Research and Development

    The TPS technology has many applications. We intend to focus on the following three main product groups: a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances. For the year ended June 30, 2003, we spent $47,878 on R&D, compared to $129,649 in fiscal 2002.

Patents, Licenses and Other Intellectual Rights

    ABL Properties Co., a company controlled by our president, owns patents of Transbar Power System, which covers the speed change and/or propulsion mechanism of the Transbar Power System. ABL has obtained such patent from the U.S., China, India, Australia, Taiwan, Japan, and Korea, and the patent are currently pending in Europe, Brazil, and Canada. We have exclusive worldwide licensing rights under all TPS patents, except for Taiwan and South Korea.

    Under the licensing agreement, we shall pay ABL $200,000 in the first year of our active sales, a 1% royalty on annual sales up to $10 million, 0.75% on sales over $10 million but under $20 million, and 0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000.

    We have no other patents, trademarks, licenses, franchises, concessions, or royalty agreements.

Competition

    There is no direct competition for the products offered by us. The general competition is the bicycle industry, which is, as aforementioned, differentiable from the TRB product line.

Government Regulations

    To our best knowledge, there are no special requirements for government approval of its principal products or services, other than those generally applicable to normal business operations. We are not aware of any probable regulation of its business, other than as will apply to businesses in general.

Impact of Inflation

    We do not anticipate that inflation will have a material impact on our current operations.

Principal Customers

    During the most recent fiscal year ended June 30, 2003, Sunrise Medical accounted for approximately 17% of our total sales. No other customers accounted for more than 10% of our total sales.

Seasonality

    Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

Employees

    Currently we have four full-time employees, and no part-time employees.


Item 2.  DESCRIPTION OF PROPERTIES

    We currently rent approximately 500 square feet of office space at 21 Hutton Avenue, West Orange, New Jersey, as well as 2,500 square foot of
R&D facility in Taiwan. For the year ended June 30, 2003, we paid rent of $18,208. We believe the leased property facility will be sufficient to meet our needs for the next twelve months.


Item 3   LEGAL PROCEEDINGS.

    We have four legal proceeding in recent years, as described below.

    (i) There is an outstanding action in the Supreme Court of New York with respect to Hyun Hong. This action is currently under appeal, as a judgment in favor of Hong was granted in the sum of $89,000. We believe that we will prevail in this matter. In the event that it does not, the impact will not be of a material nature.

    (ii) There is an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRB in 1995. The action has been settled for $192,000.

    (iii) There is an action in the Supreme Court of New Jersey by David, Kessler & Associates, LLC for professional fees and disbursements. The claim has been settled for $100,000, $56,000 of which has been paid.

    (iv) Sawtooth Group of New Jersey entered an action in New Jersey Supreme Court for $111,000 for services rendered as marketing consultants for us. The claim has been settled for $60,000. Currently there is balance of $56,000 outstanding.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2003.


                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    We are authorized to issue 30,000,000 shares of common stock, $.001 par value, and no preferred stock shares are authorized to issue. As of the date of this Report, we have 18,583,960 shares of common stock issued and outstanding.

    Since August 21, 1998, our common stock has been quoted on the NASD OTC Bulletin Board under the symbol TRBX. Prior to that date, there was no public market for our securities. The table below sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2003         High Close     Low Close

  Fourth Quarter                           $0.05         $0.02
  Third Quarter                            $0.05         $0.03
  Second Quarter                           $0.07         $0.05
  First Quarter                            $0.09         $0.07

Fiscal Year Ended June 30, 2002

  Fourth Quarter                            $0.10        $0.07
  Third Quarter                             $0.10        $0.06
  Second Quarter                            $0.13        $0.08
  First Quarter                             $0.16        $0.11


Options and Warrants

    There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

Holders

    As of October 8, 2003, we had approximately 266 shareholders of record based on information provided by our transfer agent, which is Continental Stock Transfer Company of New York, New York.

Dividends

    Since our inception, we have not paid any dividends, and we do not anticipate that we will pay dividends in the foreseeable future.

Recent Sale of Unregistered Securities

    We have not issued any unregistered securities for the past three years.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

    This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Overview

    We, through our wholly owned subsidiary TRB Systems Inc., engage in the business of marketing and manufacturing of a line of TPS bicycles. Those bicycles are built on Transbar Power System (TPS) technology, which allows the users to exercise by using their natural walking or jogging motion, under which the damages to the exercisers' lower back, hips, knees, and ankles under the traditional biking or jogging way may be reduced.

    The TPS technology used by TRB was licensed from ABL Properties Company. Currently TRB has the exclusive worldwide licensing rights under all TPS patents, except from Taiwan and South Korea. The TPS technology has many applications. TRB will initially focus on three main product groups: a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances.

Results of Operations

    As to date, we have completed the following:

     * performed road, strength, and functional tests for 6-way pedaling motions of multi-function bicycles for children through Tianjin Fushida Bicycle Co. Ltd. of Tianjing, China;

     * completed all road, strength and functional tests for 2-way pedaling motion bicycles for audits, which will be manufactured by Shen Zhen Xidesheng Bicycle Co., Ltd. of Shen Zhen, China;

     * finalized the exercise bicycles by Power Cat Co., Ltd., one of our OEM partners in Taiwan; and

     * completed the final sample of electric bicycles by Pretty Wheel Bicycle Co., Ltd., one of our OEM partners in Taiwan.

    We are negotiating with Cambridge & Clemensen Co., one of the top three bicycle makers in China, for US $10 million financing for acquisition of a bicycle manufacturer.

    We are currently still working on (i) developing the foldable and light (under 13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and (ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which is expected to be completed by the fourth quarter of this fiscal 2003.

    On the marketing side, we have been negotiating with Beijing TV Home Shopping Network, the largest home shopping network in China, to complete the sales and marketing agreement. We are also working with Japan and Korea licensees for lunching the sales and marketing in those two countries.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

    For a substantial portion of our operating history we focused on developing and marketing our TPS technology as well as conducting road tests on our TPS bicycles. During this time we had limited revenues from the sale of TPS bicycles and from license and distribution fees. We began selling our TPS bicycles in 1999 when we has sales revenue of $639,000. Since fiscal 2002, we have been no revenues from sales of our TPS bicycles. For consecutive four years, since fiscal 2000, the revenues we had are derived only from consulting fees and from license and distributor fees.

    Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue over the past year. TRB now has a modern, sophisticated, marketable, product line, which is ready for sale, with full production planned in December 2003 from the TRB facility in Korea.

Revenues

    For the year ended June 30, 2003, we had license and distributor fee revenue of $243,000 as compared to $1,250,000 for the year of 2002.

Operating Expenses

    For the year ended June 30, 2003, total operating expenses, consisting mainly of general and administrative expenses, decreased $589,522, or 50%, to $611,584 from $1,201,106 of the same period of the previous year, primarily because no bad debt expenses incurred in this year. For the year of 2002, there were bad debt expenses of $479,235. Except bad debt expenses, we reduced our operating expenses in fiscal 2003 by $110,287 as compared to the expenses incurred in fiscal 2002. The decrease in our operating expenses was mainly attributed to a reduction in outside consulting expenses, employee salaries, meal and entertainment, overseas operating expenses, promotion expenses, and R&D expenses.

Interest Expenses

    For the year ended June 30, 2003, we had interest expenses of $38,268, which was the same as that for the prior fiscal year.

Loss on Investment in Net Equity of a Foreign Entity

    In April 2001 we purchase 100% of the capital stock of BITEK Bicycle Co., Ltd., the third largest bicycle manufacturer in Korea, for $472,440 with bank loan of $425,196. The bank loan was obtained from KookMin Bank of Soul, Korea, collateralized by the factory real estate with interest rate of 9% per year. During the year ended June 30, 2003, we disposed of this investment at a loss of $57,958, and the proceeds of the sale was used to retire the bank loan from KookMin Bank.

Net Income (Loss)

    For the year ended June 30, 2003, we experienced net loss of $464,931, or $0.03 per share, compared to net income of $10,426, or $0.00 per share, of the last year.

Liquidity and Capital Resources

    During the fiscal year ended June 30, 2003, we financed our operations mostly through collecting accounts receivable, proceeds from disposal of investment in net equity of a foreign entity, and from borrowing from our president and director.

    At June 30, 2003, we had current assets of $1,688,359 and current liabilities of $370,412. We had cash and cash equivalents of $958 and net accounts receivable of $1,651,761 at June 30, 2003 compared to cash and cash equivalents of $1,850 and net accounts receivable of $1,788,276 at June 30, 2002.

    Net cash used by our operating activities for the fiscal year 2003 was $383,441, compared to $3,198 for the fiscal year 2002. Our operations for fiscal year 2003 were funded primarily by accounts receivables, proceeds from disposal of investment in net equity of a foreign entity, and from borrowing from our president and director. Our operations for fiscal 2002 were funded primarily from operating revenues.

    For the year ended June 30, 2003, the cash provided by our investing activities was $466,965, which included: (1) disposal of investment in net equity of a foreign entity of $472,440; and (2) expenditure for patent of 5,475.

    Net cash flows used by our financing activities for the year ended June 30, 2003 was $84,416. The principal financing activities included the following: (1) bank loan retired of $434,763; (2) borrowing from director of $246,194; and loans reclassified as long-term of $100,000.

    As disclosed on Item 3, "Legal Proceedings" and Note 13 of our Notes to Financial Statements, we had outstanding judgment in a total of $381,000 incurred in 2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

    We incurred losses during the fiscal year. Although we cannot assure that our future operations will be profitable or that additional debt and/or equity capital will be raised, we believe our working capital, together with funds that may be generated from operations and/or borrowing from our directors, will be sufficient to meet our working capital requirements for the next 12 months. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations.

    We may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. We do not have a policy on the amount of borrowing or debt that we can incur. We may also attempt to negotiate with vendors or customers, revenue sharing arrangements by which we will share the revenue if the vendor or customers provides capital for the equipment. We believe that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

    We believe the following, among others, to be critical accounting policies. That is, they are both important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     * Revenue recognition. We principally derive our revenue from license and distribution fees, we recognize revenue on an accrual basis as earned under contract terms in accordance with the Securities and Exchange Commission
(SEC) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. Fees received prior to such license are reflected as deferred revenue.

     * Allowance for doubtful accounts. Our allowance for doubtful accounts relates to trade accounts receivable. We perform ongoing evaluations of our customers and we extend or limit credit based upon payment history and the customer's current credit worthiness. The allowance for doubtful accounts is an estimate prepared by management based on analyses of historical bad debts, receivable agings, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have adopted this statement effective July 1, 2002 and we do not expect it to have a material effect on our financial position, results of operations or cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement, and it did not materially affect our financial position, results of operations or cash flows.

    In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44. "Accounting for Intangible Assets of Motor Carriers", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements",
Amendment of FASB Statement No. 13 "Accounting for Leases" and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment became effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting became effective for transactions occurring after May 15, 2002. We have adopted this statement effective July 1, 2002, and it did not materially affect our financial position, results of operations or cash flows.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally, Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this statement effective January 1, 2003, and it did not materially affect our financial position, results of operations or cash flows.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others
("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual
disclosure provisions of SFAS 148 are   effective for fiscal years ending
after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The effect of the adoption of SFAS No. 148 on our financial statements has not been significant.

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. We don't believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our financial position, results of operations or cash flows.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective after May 31, 2003, and is otherwise effective into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement requires an issuer to classify financial instruments that have issued in the form of shares that is mandatorily redeemable; that embodies an obligation to repurchase the issuers equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and, that embodies an unconditional obligation, or a financial investment other than the issuer must or may settle by issuing a variable number of its equity shares as liabilities
(or assets in some circumstances). We do not believe the adoption of SFAS No. 150 will have a material impact on our financial position, results of operations or cash flows.


Item 7.   FINANCIAL STATEMENTS

   The financial statements required by this report are included, commencing on page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in accountants and there have been no disagreements with the accountants regarding accounting and financial disclosure.


Item 8A.  CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this Report we carried out an evaluation, under the supervision and with the participation of Mr. Byung Yim, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

    There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls by us, including any corrective actions with regard to any significant deficiencies or material weaknesses.


                                 PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

         Name        Age                  Positions
  ----------------  -----  ----------------------------------------------
    Byung D. Yim     63      Chief Executive Officer, Chief Financial
                             Officer, President, Secretary, and Director
    Marn T. Seol     65      Vice Chairman of the Board
    August Rheem     67      Vice President of Research and Development
    Joice Diana      48      Director

    The term of office of each of our directors ends at the next annual meeting of our shareholders or when such directors' successor is elected and qualified. No date for the annual meeting of stockholders is specified in our bylaws or has been fixed by the Board of Directors. Our executive officers are served at the pleasure of the board of directors. There are no agreements with respects to the election of directors.

    The following information sets forth the backgrounds and business experience of our directors and executive officers:

    Byung D. Yim, our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors. Mr. Yim's responsibilities include long-term vision and international development.
He was the founder of both ProMaster Corp. and Alenax Corp. He manages the development and prototype manufacturing, market research and business planning for Transbar Power System products in the past. Mr. Yim has experience with the U.S. import/export business, marketing and distribution of products from the Far East. He was the Middle East distributor of perma stamp lines of Johnson Wax products. Mr. Yim's experience in the bicycle industry is extensive, including as an exclusive sales and distribution agent for Upstate New York and Eastern Pennsylvania for H.J. Sports, Inc.
, the exclusive agent for the third largest bicycle manufacturer in Japan. Mr. Yim graduated from of Han Yang University of Korea with a B.A. in Nuclear Engineering and Electronics.

    Marn T. Seol is our Vice President of R&D. Mr. Seol is the inventor of both propulsion for lever propelled bicycles and multi-purpose transmission mechanisms for bicycles. Mr. Seol began pursuing his interest in designing bicycles in 1976 by opening Dong Yang Industrial Co., Ltd. in Korea. In 1983, he joined forces with Mr. Yim, and since that time he has worked for Mr. Yim in developing the research and development division of his companies.

    August Rheem is our vice Chairman of the Board of Directors. Mr. Rheem graduated from Yen Se University in Seoul, Korea, majoring in economics. He was President of Leisure Dynamic Corp. for eight years, and he was president of H.J. Sports, Inc. for twelve years. Mr. Rheem had import and export experience for ten years.

    Joice Diana is one of our directors. Ms. Diana graduated from Fashion Institute of Technology in New York, New York, with a bachelor degree. She had been Administrator at US Lottery Inc. for five years and Office Manager of Alenax Corp for seven years.

Involvement on Certain Material Legal Proceedings During the Last Five
Years:

    (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

    (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

    (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

    (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive Officers, directors and persons who beneficially own more than 10% of our Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.

    Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2003, our executive officers, directors and greater than 10% beneficial stockholders were not complied with Section 16(a) filing requirements.


Item 11.   EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned by our executive officers during the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by
Item 402(b).

                        Summary Compensation Table

 	                     Annual Compensation

                                                          Other Annual
Name and Principal Positions    Year   Salary    Bonus    Compensation
                                          $        $           $
----------------------------   ------  --------   ------- -------------
Byund D. Yim  (1)	             2003	   50,000      --          --
CEO & President                2002    50,000      --          --
                               2001    50,000      --          --

(1) Since fiscal 2001, we did not make any cash payments to Byund D. Yim for the services he rendered to us. All the salary Mr. Yim earned has been converted to director's loan as recorded in our financial statements. As in the previous years, we provided Mr. Yim with an automobile and related operating expenses in fiscal 2003. For the year, the value for such services was $10,188. Please see Note 11 of our notes to financial statements.

   Prior to fiscal 2001, Mr. Yim served as our Chief Executive Officer and Chairman of the Board without any salary accrued. He infused $163,126 into the TRB. In lieu of the repayment of the loan, and for salaries not claimed in previous years, we issued 900,000 shares of our common stock to Mr. Yim in 2000.

Employment Agreements

    We have not entered into any employment agreements with our executive officers or directors nor have we obtained any key-man life insurance.

Directors' Compensation

    The directors did not receive any other compensation for serving as members of the board of directors. The board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors. But they are paid a per diem fee for attending board meetings. They also are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their roles.

Stock Option Plan and Other Long-Term Incentive Plan

    As of the date of this Report, we don't have an existing or proposed option/SAR grants.



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of October 8, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our outstanding common stock. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Security Ownership of Certain Beneficial Owners

 Title of      Name and Address     Amount and Nature of    Percent of
  Class      of Beneficial Owner     Beneficial Ownership    Class (1)
----------  ----------------------   ---------------------  -----------
  Common     Motion Plus Int'l Corp. (2)   9,555,000          51.4%
 	 	 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common	 Byung Yim (3)                 1,950,000          10.5%
             21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common      Alexander B. Yim (4)          3,802,500          20.5%
             595 Windflower Court
             Morganville, NJ 07751

 Common      Lena B. Yim (4)               3,802,500          20.5%
             595 Windflower Court
             Morganville, NJ 07751

(1)	Based on 18,583,960 shares of common stock outstanding as of June 30,
      2003.
(2)	Mr. Byung Yim is the President of Motion Plus International Corp.
      ("MPI"), and owns 20% of MPI's capital stock.
(3)   Mr. Byung Yim is our CEO and President.
(4) Alexander B. Yim is the son of Byung Yim, and Lena B. Yim is the daughter of Byung Yim.

(b) Security Ownership of Management

    The table below set forth certain information, as of October 8, 2003, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

Security Ownership of Management

Title of      Name and Address     Amount and Nature of    Percent of
  Class      of Beneficial Owner     Beneficial Ownership    Class (1)
----------  ----------------------   ---------------------  ----------
 Common      Byung Yim (2) 	               1,950,000         10.5%
 	 	 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common	 Marn T. Seol                      580,000          3.1%
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common	 August Rheem                       20,000           *
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common      Joice Diana                         3,043           *
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

             Directors and Officers          2,553,043         13.7%
             as a group

(1) Based on 18,583,960 shares of common stock outstanding as of June 30, 2003.
(2) Not included 9,555,000 shares owned by Motion Plus International Corp., which Mr. Byung Yim, our CEO and President, owns 20% of its capital stock.
(3) Marn T. Seol is our Vice Chairman of the Board.
(4) August Rheem is our Vice President.
(5) Joice Diana is our Director.
*   Less than one percent.

(c) Changes in Control

    To the knowledge of management, there are no present arrangements or pledges of our securities that may result in our control of our company.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1994, TRB Systems Inc., our wholly-owned subsidiary, entered into an exclusive licensing agreement with ABL Properties Company ("ABL"), which is controlled by Mr. Byung Yim, our principal shareholder, our Chief Executive Officer and Chief Financial Officer. Because of our CEO & CFO's relationship with ABL, the agreement cannot be considered an arm's length transaction.

    Under the License agreement, ABL's patented Transfer Power Systems (TPS) technology was exclusively licensed to TRB for the worldwide manufacture and sale of the TPS. The timing, methodology and general details of the manufacture and sales were left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL and TRB agreed that the $200,000 would be deferred until TRB had suitable cash flow to meet its current needs.

    Any cost incurred by TRB to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

   Exhibit No.                       Description
   ----------- -------------------------------------------------------
      3.1      Article of Incorporation*
      3.2      Bylaws*
     10.1      Lease of Taiwan Office. *
     10.2      Exclusive Licensing Agreement between TRB Systems Inc.
               and ABL Properties Company*
     10.3      Patent Registration and Assignment to ABL Properties
               Company*
     10.4 Financing Agreement between TRB Systems Inc., and Tianjin Worldwide, Inc. *
     10.5 License and Marketing Agreement between TRB Systems Inc. and Mr. Konan Kouadio Simeon for Ivory Coast*
     10.6      Joint Venture Agreement between TRB Systems Inc., and
               Mr. Janak Shah for India*
     10.7 License and Marketing Agreement between TRB Systems Inc. and Mr. Abbas R. Datoo for Tanzania*
     10.8      Distributorship Agreement between TRB Systems Inc. and
               Mr. Kishor M. and Gira K. Dattani for Countries in
               California*
     10.9 Licensing and Marketing Agreement between TRB Systems Inc. and Stella Kujembola for Benin and Nigeria*
    10.10      Sino-Danishn Manufacturing Agreement*
    10.11      Kun Teng Industries Agreement*
     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

     31.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference to Exhibits filed with the Securities and Exchange Commission to Registration Statement on Form SB-2, Commission File No. 333-7242.

**  Filed herewith.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2003.


Item 14.   PRINCIPAL ACCOUNTANT'S FEES AND SERVICES.

(1) Audit Fees.

    The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q-SB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years is $47,595 and $36,165, respectively.

(2) Audit-Related Fees:   None.

(3) Tax Fees:   None.

(4) All Other Fees:   None.

(5) Audit Committee's Pre-Approval Policies and Procedures

    Inasmuch as we do not have an audit committee, our board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors in lieu of the audit committee) or unless the services meet certain de minimum standards.

    The board of directors has adopted resolutions that provide that the board must:

    * Preapprove all audit services that the auditor may provide to us (including providing comfort letters in connection with securities underwritings or statutory audits) as required by Section 10A(i)(1)(A) of the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002.

    * Preapprove all non-audit services (other than certain de minimis services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002, that the auditors propose to provide to us.

    The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.

    Our board of directors' pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

    The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.



                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.


By:  /s/ Byung Yim
----------------------------
Byung Yim
Chief Executive Officer and
Chief Financial Officer

Date:   October 8, 2003








                         TRB SYSTEMS INTERNATIONAL, INC.
                Consolidated Comparative Financial Statements and
                       Independent Auditor's Audit Report

                             June 30, 2003 and 2002




                              TABLE OF CONTENTS




Independent Auditor's Audit Report...............................      F-1

Consolidated Comparative Financial Statements:

   Balance Sheets................................................      F-2
   Statements of Earnings (Loss) and Deficit.....................      F-3
   Statements of Stockholders' Equity............................      F-4
   Statements of Cash Flows......................................      F-5
   Notes to Financial Statements.................................      F-6

Stan J.H. Lee, CPA
a member firm of DMHD Hamilton Clark & Co.                Tel) 760-612-1269
2182 Lemoine Ave, suite 200                      e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                                        Fax) 815-846-7550


                       INDEPENDENT ACCOUNTANT'S AUDIT REPORT


To the Board of Directors and Shareholders of TRB Systems International, Inc.
West Orange, New Jersey

    I have audited the accompanying consolidated balance sheet of TRB Systems International, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of earnings (loss) and deficits, statements of stockholders' equity and cash flows for the period ended June 30, 2003 and 2002, respectively . These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

    I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRB Systems International, Inc. as of June 30, 2003 and 2002, and the results of its consolidated operations and its cash flows for the fiscal years ended June 30, 2003 and 2002, respectively in conformity with generally accepted accounting principles.


/s/ Stan J. H. Lee, CPA
------------------------
Stan J.H. Lee, CPA

September 15, 2003
Fort Lee, New Jersey

                           TRB SYSTEMS INTERNATIONAL INC.

                            CONSOLIDATED BALANCE SHEETS
                            As of June 30, 2003 and 2002


                                                     6/30/2003    6/30/2002
                                                    ---------   -----------
                             ASSETS
Current Assets
Cash ...........................................      $    958    $   1,850
Accounts Receivable (Note 3)....................     1,651,761    1,788,276
Inventories.....................................        35,640       26,400
                                                    ----------    ---------
                                                     1,688,359    1,816,526
Other Assets
Investment in Equity in a Closely
  Held Company (Note 4).........................     1,080,000    1,080,000
Investment in Net Equity of a
  Foreign Entity (Note 14)......................             -      472,440
Prepaid Expenses (Note 5).......................        12,409       12,409
Property and Equipment, net (Note 6)............       100,117      204,063
Security Deposit................................         1,043        1,043
Patents.........................................         9,125        3,650
                                                    ----------    ---------
                                                     1,202,694    1,773,605

Total Assets ...................................  $  2,891,053  $ 3,590,131
                                                  ============  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses...........  $    370,312  $   420,043
Loan Payable....................................             -      100,000
Corporation Income Tax Payable..................           100          100
                                                  ------------  -----------
                                                       370,412      520,143
Long-Term Liabilities
Bank Loans and accrued interest (Note 14).......             -      434,763
Director's Loan (Note 9)........................       384,513      138,319
Loan Payable....................................       100,000            -
Legal Judgments Payable (Note 13)...............       381,000      381,000
Loans from Individuals..........................       423,215      419,062
                                                   -----------  -----------
                                                     1,288,728    1,373,144
Stockholders' Equity
Common Stock, $.001 Par Value, 30,000,000 Shares
 authorized, 18,583,960 Shares Issued
 and Outstanding................................        18,583       18,583
Additional Paid-in Capital......................     2,454,384    2,454,384
Retained Earnings (Deficit).....................   (1,241,054)    (776,123)
                                                   -----------  -----------
                                                     1,231,913    1,696,844

Total Liabilities and Stockholders' Equity......   $ 2,891,053  $ 3,590,131
                                                   ===========  ===========



                  See accompanying notes which are an integral part
                          of the financial statements

                            TRB SYSTEMS INTERNATIONAL INC.

                       Consolidated Statement of Earnings (Loss)
                           and Retained Earnings (Deficit)

                   Fiscal Years Ended June 30, 2003 and 2002


                                                   2003          2002
                                                 ----------   ----------
Revenues From Product sales...............       $        -   $        -
Cost of Goods Sold........................                -            -
                                                 ----------   ----------
Gross Profit..............................                -            -

License and Distributor Fees (Note 3).....          242,979    1,250,000

Operating Expenses:
 Auto Expense (Note 11)...................           10,188        8,939
 Bad Debt.................................                -      479,235
 Communication............................            5,047        6,690
 Consulting...............................           60,480       82,230
 Depreciation and amortization............          121,300       98,843
 Employment Salaries......................          150,700      109,020
 Meals and Entertainment..................           43,884       34,251
 Miscellaneous Expenses...................           21,581        9,169
 Office Expenses..........................            7,482       11,481
 Overseas Operating Expenses..............           38,441       47,527
 Promotion Expenses.......................                -       11,200
 Professional fees........................           60,991       64,723
 Show Expense.............................                -       33,417
 Shipping and Delivery....................            7,488            -
 Rents (Note 13)..........................           18,208       19,950
 Business Taxes...........................                -        2,655
 Travel...................................           17,916       52,127
                                                  ---------    ---------
                                                    611,584    1,201,106
Loss before other, loss, expense and
  income taxes............................        (368,605)       48,894

Interest expense..........................         (38,268)     (38,268)
Loss on investment in net equity of
  a foreign entity (Note 14)..............         (57,958)            -

Income tax expenses:
  Income Tax Expense......................            (100)            -
  Net of net operating carryover..........                -        (200)

Net Income (Loss).........................        (464,931)       10,426
                                                 ==========     ========

Accumulated Deficit, at Beginning.........        (776,123)    (786,549)

Accumulated Deficit, at End...............      (1,241,054)    (776,123)

Earnings (Loss) Per Share (Note 12).......        $  (0.03)      $  0.00
                                                 ==========   ==========



The accompanying notes are an integral part of these financial statements

                      TRB SYSTEMS INTERNATIONAL INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Fiscal Years Ended June 30, 2003 and 2002



                                                                Retained       Total
                        Capital Stocks                          Earnings     Stockholders'
                    Shares        Amount      Paid-in Capital   (Deficits)    Equity
               --------------- ------------- ----------------- ------------- ------------
Balance
At  7/01/2001     18,583,960     $ 18,583      $ 2,454,384     $ (786,549)   $ 1,686,418

Net income (Loss)         -             -                -         10,426         10,426

Balance
At 6/30/2002      18,583,960     $ 18,583      $ 2,454,384     $ (776,123)   $ 1,696,844

Net income (Loss)          -            -                -       (464,931)     (464,931)

Balance
At 6/30/2003      18,583,960      $18,583      $ 2,454,384    $(1,241,054)   $ 1,231,913
                  ==========      ========     ===========    ============   ===========



         The accompanying notes are an integral part of these financial statements


                          TRB SYSTEMS INTERNATIONAL INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Fiscal Years Ended June 30, 2003 and 2002



                                               Fiscal Years Ended June 30

                                                   2003           2002
                                                -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss).........................     $ (464,931)     $  10,426
 Noncash Items Included in Net Income (Loss)        103,946       109,020
 Decrease (Increase) in Accounts Receivable         136,515     (565,856)
 Decrease (Increase) in Inventories........         (9,240)         1,800
 Decrease (Increase) in License and
 Distributorship Fees Receivable...........              -      (515,000)
 Decrease (Increase) in Prepaid Expenses...              -          8,956
 Increase (Decrease) in Current Liabilities        (49,731)        93,056
 Increase (Decrease) in Loans Payable......       (100,000)     (175,600)
                                                -----------   -----------
                                                  (383,441)       (3,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposal of Investment in Net Equity
  of a Foreign Entity......................         472,440            -
Decrease (Expenditure) for Patents.........         (5,475)       21,300
                                                -----------   -----------
                                                    466,965       21,300

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank Loan Retired.........................       (434,763)        9,567
 Director's Loans..........................         246,194            -
 Loans Reclassified as Long-Term...........         100,000            -
 Loans from Individuals....................           4,153     (30,769)
                                                 ----------   ----------
                                                   (84,416)     (21,202)

Net Increase (Decrease) in Balance of Cash..     $    (892)   $  (3,100)
                                                 ==========   ==========

Cash at Beginning of period.................     $   1,850    $   4,950
                                                 ----------   ----------

Cash at End of period.......................     $     958    $   1,850
                                                 ==========   =========


The accompanying notes are an integral part of these financial statements

                          TRB SYSTEMS INTERNATIONAL, INC.

                             Notes to Consolidated
                        Comparative Financial Statements
                             June 30, 2003 and 2002

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

    Income Taxes

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences betIen the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

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

 3. Accounts Receivable

    Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,651,761 as of June 30, 2003 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Massachusetts, Maryland, Delaware, Orange County, California, Japan and Brazil.

    The licenses are automatically renewed so long as minimum loyalties are paid and by agreement with all licenses. The contracts call for an ongoing royalty payment of 6% in the first year, and 4 % thereafter, with a minimum royalty payment per year as set out in the following table:


                    First Year       Second Year        Third Year
               Minimum Royalties  Minimum Royalties  Minimum Royalties
    Country       or Bikes Sold       or Bikes Sold       or Bikes Sold
   ------------  ----------------  ------------------   ----------------
     India         $1,000,000         $ 220,000            $ 350,000
     Japan         10,000 bikes       30,000 bikes        50,000 bikes
   ------------  ----------------  ------------------   ----------------


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

6.  Property and Equipment

       Office Equipment                                      $    6,725
       Tools and Machinery                                       79,321
       Automobile                                                34,000
       Moldings                                                 538,612
       Booth for Show                                           137,470
       Informational tapes and other promotional materials       50,000
                                                             ----------
                                                                846,128
       Less: Accumulated Depreciation                         (746,011)

                   Net as of June 30, 2003                   $  100,117
                                                             ==========

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

10. Common Stocks

    The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of June 30, 2003, 18,583,960 voting common shares are issued and outstanding.

11. Related Party Transaction

    The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $10,188 for the fiscal year ended June 30, 2003.

    There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.

12. Earnings Per Shares

    Earnings (loss) per share are calculated using the weighted- average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

    As of the statement period of June 30, 2003, there are outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. The management also believes the company is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.



    Creditors / Creditors' Attorneys               Amount as of 06/30/03

    David, Kessler & Associates, LLC                         $   44,000
    Sawtooth Marketing Group                                     56,000
    Cole, Schotz, Meiser,Forman & Leonard                        89,000
    Bernard & Koff                                              192,000
                                                            -----------
                 Total                                        $ 381,000

14. Disposal of Investment in Net Equity of a Foreign Entity and Related
    Bank Loan

    In 2001, the Company purchased 100 % of the assets of Bitek Bicycle Co. Ltd in Korea for $ 472,440 with Bank loan of $ 425,196.

    The bank loan was obtained from KookMin Bank, Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9 % with maturity date of April 2006.

    During the fiscal year ended June 30, 2003, the Company disposed of these assets at a loss of $ 57,958 and the proceeds of the sales was used to retire the bank loan from KookMin Bank.