Form 10QSB
period 2003-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2003-11-14
CIK 1042610

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ___________ to ______________

               Commission File Number:              333-07242
                                              ____________________

                        TRB SYSTEMS INTERNATIONAL INC.
 --------------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 10, 2003: 18,583,960 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report                               3

         Consolidated Balance Sheets
         As of September 30, 2003 (Unaudited) and September 30, 2002       4

         Consolidated Statements of Earnings (Loss) and Deficit
         for the three-month periods ended September 30, 2003 and 2002
         (Unaudited)                                                       5
         Consolidated Statements of Stockholders' Equity                   6
         Consolidated Statements of Cash Flows for the three-month periods
         ended September 30, 2003 and 2002 (Unaudited)                     7

         Notes to Financial Statements (Unaudited)                         8

Item 2.  Management's Discussion and Analysis or Plan of Operation        12
         Results of Operations                                            17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 2.  Changes in Securities                                            19
Item 3.  Defaults Upon Senior Securities                                  19
Item 4.  Submission of Matters to a Vote of Security Holders              19
Item 5.  Other Information                                                19
Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                19

CERTIFICATION                                                             20

Stan J.H. Lee, CPA                            Direct) 760-612-1269
2182 Lemoine Ave, suite 200                   e-mail) sierra5533@aol.com
Fort Lee, NJ 07024                            Fax) 815-846-7550



                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International Inc.
West Orange, New Jersey


I have reviewed the accompanying consolidated balance sheets of TRB Systems International Inc. as of September 30, 2003 and 2002, the related consolidated statements of operations and retained earnings (deficit) and the consolidated statement of cash flows for the three month then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International Inc.


A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, I do not express such an opinion.


Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.






/s/Stan J.H. Lee, CPA
_______________________
Stan J.H. Lee, CPA

November 4, 2003
Fort Lee, New Jersey

                        TRB SYSTEMS INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                As of September 30, 2003 and September 30, 2002


                                                9/30/03                9/30/02


ASSETS:

	CURRENT ASSETS

        Cash                                $     2,095            $     2,150
        Accounts Receivable(Note 3)           1,651,761              1,651,761
        Inventories                              29,480                 29,150

                                              1,683,336              1,683,061

	OTHER ASSETS

        Investment in Equity in a
        Closely Held-Company(Note 4)          1,080,000              1,080,000
        Investment in Net Equity of
        a Foreign Entity(Note 14)                     -                472,440
        Prepaid Expenses(Note 5)                 12,409                 12,409
        Property and Equipment, net(Note 6)      82,774                183,009
        Security Deposit                          1,043                  1,043
        Patents                                   7,825                  2,980

                                              1,184,051              1,751,881

        TOTAL ASSETS                        $ 2,867,387            $ 3,434,942

LIABILITIES AND STOCKHOLDERS' EQUITY:

	CURRENT LIABILITIES

        Accounts Payable and Accrued
        Expenses(Note 7)                    $   370,312            $   420,043

        Loan Payable                            100,000                100,000
        Corporation Income Taxes Payable            100                    100
        Salaries Payable                         31,755                      -

                                                502,167                520,143
	LONG-TERM LIABILITIES

        Bank Loans(Note 14)                           -                434,763
        Director's Loan(Note 9)                 461,088                170,819
        Legal Judgment Payable(Note 13)         381,000                381,000
        Loans from Individuals                  423,215                403,062

                                              1,265,303              1,389,644

	STOCKHOLDERS' EQUITY

        Common Stock, $0.001 Par Value,
        30,000,000 shares authorized
        (Note 10)                                18,583                 18,583
        Additional Paid-In Capital            2,454,384              2,454,384
        Retained Earnings(Deficit)           (1,373,050)              (947,812)

                                              1,099,917              1,525,155
	TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $ 2,867,387            $ 3,434,942


See Accompanying Notes which are an Integral Part of the Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
         CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
                      For the three-month periods ended
                    September 30, 2003 and September 30, 2002


                                         09/30/03                      9/30/02

REVENUES FROM PRODUCT SALES           $         -                $           -
COST OF GOODS SOLD                              -                            -

GROSS PROFIT                                    -                            -


OPERATING EXPENSES:


        Auto Expenses(Note 11)              2,015                        2,913
        Communication                       1,109                        1,817
        Consulting                         16,180                       21,300
        Depreciation                       17,343                       21,054
        Employee Salaries                  31,755                       32,500
        Meals and Entertainment            10,610                       11,655
        Miscellaneous Expenses              2,464                        9,810
        Office Expenses                     1,530                        2,679
        Interest Expense                        -                        7,607
        Overseas Operating Expenses         7,865                       13,780
        Professional Fees                  19,500                       16,561
        Rents                               4,670                        4,092
        Research and Development           15,110                       20,140
        Shipping and Delivery                   -                            -
        Travel                              1,845                        5,781

                                          131,996                      171,689

INCOME (LOSS) BEFORE INCOME TAXES        (131,996)                    (171,689)

Income Tax Expenses:

        Income Tax Expense                      -                            -
        Net Operating Loss Carryover            -                            -


NET INCOME(LOSS)                         (131,996)                    (171,689)

ACCUMULATED DEFICIT, at Beginning      (1,241,054)                    (776,123)

ACCUMULATED DEFICIT, at End           $(1,373,050)                   $(947,812)


Earnings(Loss) per Share (Note 12)                                     $(0.009)


See Accompanying Notes Which are an Integral Part of Financial Statements.

                      TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Three-Month Period Ended September 30, 2003 and 2002


                    Capital Stocks                    Retained    Total
                    Number of              Paid-in    Earnings    Stockholders'
                    Shares        Amount   Capital   (Deficits)   Equity
                    ------------- ----------------- ------------- ------------

As of 7/01/02       18,583,960   $ 18,583 $ 2,454,384 $  (776,123) $ 1,696,844

Shares issued between
7/1/02 and 9/30/02                      -

Net Income(Loss)                                         (171,689)    (171,689)


As of 9/30/02       18,583,960   $ 18,583 $ 2,454,384 $  (947,812) $ 1,525,155

As of 7/01/03       18,583,960    $18,583 $ 2,454,384 $(1,241,054) $ 1,231,913
                    ==========   ========= ==========   =========   ==========

Shares issued between
7/1/03 and 9/30/03                      -

Net Income(Loss)                                         (131,996)    (131,996)

As of 9/30/03       18,583,960   $ 18,583 $ 2,454,384 $(1,373,050) $ 1,099,917
                    ==========   ========= ==========   =========   ==========


See Accompanying Notes Which are an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                     For the three-month periods ended
                  September 30, 2003 and September 30, 2002


                                                9/30/03               9/30/02
CASH FLOW FROM OPERATING ACTIVITIES:

Net Profit (Loss)                             $(131,996)            $(171,689)
Noncash Items included in Net Income (Loss)      17,343                21,054
Decrease(Increase) in Accounts Receivable         6,160               136,515
Decrease(Increase) in Inventory                  (2,750)
Increase(Decrease) in Accounts Payable
and Other Payables                               31,755                     -

                                                (76,738)              (16,870)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenses (Expenditure) for Patent                 1,300                   670

                                                  1,300                   670

CASH FLOWS FROM FINANCING ACTIVITIES:

Director's Loans                                 76,575                32,500
Payment of Loans
Loans from Individuals                                                (16,000)

                                                 76,575                16,500
Net Increase(Decrease) in Balance of Cash         1,137                   300

Cash at Beginning of Period                         958                 1,850
Cash at End of Period                            $2,095                $2,150


See Accompanying Notes Which are an Integral Part of Financial Statements.

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        September 30, 2003 and 2002


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

2. Summary of Significant Accounting Policies

a) Principles of Consolidations

TRB Systems Inc., the only subsidiary of TRB Systems International Inc. has been included in the consolidated financial statements, as it is the operating entity, with TRB Systems International Inc. a non-operating holding company.

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the period ended September 30, 2003 and 2002.

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

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        September 30, 2003 and 2002

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

3. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 1,651,761 as of September 30, 2003 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India,
Canada, Japan, Brazil, Massachusetts, Maryland, Orange County &
LA County of California, and Delaware.

The contracts call for an ongoing royalty payment of 6% in the first year, 5% in the second year and 4% thereafter, or a minimum required number of bikes sold per year as set out in the following table:

                    First Year       Second Year        Third Year
               Minimum Royalties  Minimum Royalties  Minimum Royalties
    Country       or Bikes Sold     or Bikes Sold     or Bikes Sold
   ------------  ----------------  -----------------   ----------------
     India         $1,000,000         $ 220,000           $ 350,000
     Japan         10,000 bikes       30,000 bikes       50,000 bikes
   ------------  ----------------  -----------------   ----------------

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

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        September 30, 2003 and 2002



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

6. Property and Equipment

Office Equipment                                    $         6,725
Tools and Machinery                                          79,321
Automobile                                                   34,000
Moldings                                                    538,612
Booth for Show                                              137,470
Informational tapes and other promotional materials          50,000
                                                            846,128
Less) Accumulated Depreciation                             (130,442)

            Net as of September 30, 2003                 $   82,744
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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of September 30, 2003, 18,583,960 voting common shares are issued and outstanding.

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        September 30, 2003 and 2002



11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 2,015, and $ 2,913 for the three-month periods ended September 30, 2003.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.

12. Earnings Per Shares

Earnings(Loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgments

As of the statement period of September 30, 2003, there are outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced, but the outcome of such negotiations are uncertain. The management also believes the company is not in the financial position to pay these amounts within a one year period and therefore classified the legal judgments payable to long term.

    Creditors/Creditors' Attorneys                 Amount as of 09/30/03

    David Kessler & Associates, LLC                          $   44,000
    Sawtooth Marketing Group                                     56,000
    Cole, Schotz, Meiser, Forman & Leonard                       89,000
    Bernard Koff                                                192,000
                                                            -----------
                 Total                                        $ 381,000

Item 2.    Management's Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operations of TRB Systems International Inc. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report and the risk factors fully described in our Annual Report on Form 10-KSB for the year ended June 30, 2003. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

The Company

   TRB Systems International Inc. ("We" or the "Company") was incorporated in the State of Delaware on April 9, 1997. We conduct our business through our wholly owned subsidiary, TRB Systems Inc. ("TRB"), which we acquired on April 18, 1997. TRB did not become fully operational until July 1998.

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

Electric Bicycles

   POWER+BIKE is an outdoor bike that uses the same "up-down" motion of all the TRB bicycles, but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23mph. Our POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes, and Porsche. All three are designed similar to a moped, are heavy (50lbs or more), and costly, at prices between $1,400-$5,000. By comparison, TRB's POWER+BIKE is 23lbs, light and efficient enough, which can be pedaled comfortably in a business skirt or suit, for the senior citizen and women's market and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, TRB's management believes the POWER+BIKE can capture a major market share within this emerging market.

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

Distribution

   Currently our TPS bicycles are sold mainly through retail outlets and specialty bike shops; while institutional exercise equipment is sold through trade shows, magazines and direct mail. We intend to utilize regional distributors in the U.S. market and licensees overseas to sell our products through a network of specialized bike and sporting goods shops.

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

Results of Operations

   During the quarter ended September 30, 2003, the Company has completed all road and strength test through Tianjin Fushida factory for 6-way MF bike. After receiving the first sample of 2-way bike made by Shenzhen Bicycle Factory, the Company has begun to conduct road and strength test. The final Molds for this bicycle are now completed. The Company has completed its Final tests on the (i) developing the foldable and light (under
13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and
(ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which expects to be completed by the fourth quarter of this fiscal 2003.

   On the marketing side, the Company has been negotiating with BTV, the largest home shopping network in China, to complete the sales and marketing agreement. The Company is also working with Japan and Korea licensees for launching the sales and marketing in those two countries.

Revenues

   For the three months ended September 30, 2003, the Company had no revenues, nor was there any revenue in the same period last fiscal year.

Operating Expenses

   For the three months ended September 30, 2003, the operating expenses of the Company were $131,996, compared with $171,689 during the same period of the prior year. The decrease in operating expenses was primarily due to the management of overhead by management. Many expense items of the Company, such as advertising and marketing, consulting fees, overseas operating expenses, professional fees, research and development, and travel expenses were also substantially reduced.

Net Income(Loss)

   For the three months ended September 30, 2003, the Company had net loss of $131,996, or $.007 per share, compared with net loss of $171,689, or $.009 per share, for the same period of the last year.

Liquidity and Capital Resources

   At September 30, 2003, the Company had cash balance of $2,095, as compared with $2,150 at September 30, 2002. Net current assets on September 30, 2003 were $1,683,336, as compared to $1,683.061 at
September 30, 2002. Current liabilities were $502,167 on September 30, 2003, as compared with $520,143 on September 30, 2002.

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


Item 3.  Defaults Upon Senior Securities:  N/A.


Item 4.  Submission of Matters to a Vote of Security Holders:  N/A.


Item 5.  Other Information:  N/A.


Item 6.    Exhibits and Reports on Form 8-K

    1)     Exhibits:

          99.1 Chief Executive Officer and President's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of
                  The Sarbanes-Oxley Act of 2002                  Page 21

    2)    Reports on Form 8-K for Quarter ended September 30, 2003:  N/A




                                     SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRB Systems International Inc.


By: /s/Byung D. Yim
---------------------------------
Byung D. Yim, CEO, CFO, and President

Date:  November 14, 2003

                                CERTIFICATION

I, Byung D. Yim, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TRB Systems International Inc.;

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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


/s/Byung D. Yim
- -----------------------------
Byung D. Yim, CEO, CFO, & President

Date:  November 14, 2003

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of TRB Systems International Inc. (the "Corporation") on Form 10-QSB for the period ended September, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung D. Yim, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Byung D. Yim
-----------------------------------------------------
Byung D. Yim, Chief Executive Officer and President

November 14, 2003


A signed original of this written statement required by Section 906 has been provided to TRB Systems International Inc. and will be retained by TRB Systems International Inc. and furnished to the Securities and Exchange Commission or its staff upon request.