Form 10QSB
period 2003-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2004-02-17
CIK 1042610

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of December 31, 2003: 18,983,960 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report                               3

         Consolidated Balance Sheets
         As of December 31, 2003 (Unaudited) and December 31, 2002         4

         Consolidated Statements of Earnings (Loss) and Deficit
         for the three-month periods ended December 31, 2003 and 2002
         (Unaudited)                                                       5
         Consolidated Statements of Stockholders' Equity                   6
         Consolidated Statements of Cash Flows for the three-month periods
         ended December 31, 2003 and 2002 (Unaudited)                      7

         Notes to Financial Statements (Unaudited)                         8

Item 2.  Management's Discussion and Analysis or Plan of Operation        12
         Results of Operations                                            17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 2.  Changes in Securities                                            19
Item 3.  Defaults Upon Senior Securities                                  19
Item 4.  Submission of Matters to a Vote of Security Holders              19
Item 5.  Other Information                                                19
Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                19

CERTIFICATION                                                             20

                              JOSEPH TROCHE
                       Certified Public Accountant
                32 Main Street, Hastings on Hudson NY  10706
                   Tel.- 914-478-1432; Fax- 914-478-1315



                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of TRB Systems International Inc.
West Orange, New Jersey


I have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc. as of December 31, 2003 and 2002, the related consolidated statements of operations and retained earnings (deficit) and the consolidated statement of cash flows for the six-month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TRB Systems International, Inc.


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






/s/Joseph Troche, CPA
_______________________
Joseph Troche, CPA

February 13, 2004
Westchester, New York

                   TRB SYSTEMS INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS
                  As of December 31, 2003 and 2002


                                     12/31/2003             12/31/2002

ASSETS:
CURRENT ASSETS
Cash                                 $    1,860             $    1,050
Accounts Receivable (Note 3)          1,651,761              1,651,761
Inventories                              36,540                 29,150


                                      1,690,161              1,681,961

OTHER ASSETS
Investment in Equity in a Closely
Held-Company (Note 4)                 1,080,000              1,080,000
Investment in Net Equity of a
Foreign Entity (Note 14)                      -                472,440
Prepaid Expenses(Note 5)                 12,409                 12,409
Property and Equipment,
net(Note 6)                              65,431                160,767

Security Deposit                          1,043                  1,043
Patents                                   2,980                  2,980

                                      1,161,863              1,729,639

                                     $2,852,024             $3,411,600
TOTAL ASSETS

LIABILITIES AND
STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES

Accounts Payable and
Accrued Expenses(Note 7)               $326,993               $390,043
Loan Payable                            100,000                100,000
Corporation Income
Taxes Payable                               100                    100

                                        427,093                490,143
LONG-TERM LIABILITIES

Bank Loans (Note 14)                          -                434,763
Director's Loan (Note 9)                492,843                203,319
Legal Judgement Payable (Note 13)       381,000                381,000
Loans from Individuals                  423,215                403,062

                                      1,297,058              1,422,144


STOCKHOLDERS' EQUITY
Common Stock, $0.001 Par Value,
30,000,000 shares authorized
(Note 10)                                18,983                 18,583
Additional Paid-In Capital            2,553,984              2,454,384
Retained Earnings (Deficit)          (1,445,094)              (973,654)
                                      1,127,873              1,499,313

TOTAL LIABILITIES AND                $2,852,024             $3,411,600
STOCKHOLDERS' EQUITY


See accompanying Notes which are an Integral Part of the Financial Statements.

                   TRB SYSTEMS INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND DEFICIT
               Six-month period ended December 31, 2003
             and Quarters ended December 31, 2003 and 2002

                        6-month ended              Quarters ended
                        12/31/2003       12/31/2003              12/31/2002

REVENUES FROM
PRODUCT SALES           $        -                -              $        -
COST OF GOODS SOLD               -                -                       -

GROSS PROFIT                     -                                        -


LICENSE AND DISTRIBUTOR
FEES (NOTE 3)                    -                -                       -

                                 -                -                       -

OPERATING EXPENSES:

Auto Expenses(Note 11)       4,145            2,130                   2,845
Communication                2,134            1,025                   1,630
Depreciation and
amortization                34,686           17,343                  30,325
Employee Salaries           31,755                -                  39,400
Payroll Taxes                    -                -                   3,940
Meals and Entertainment     18,730            8,120                  18,653
Miscellaneous Expenses       3,510            1,046                   6,540
Office Expenses              2,510              980                   2,524
Interest Expense                 -               -                    7,607
Overseas Operating
Expenses                    16,120            8,255                  15,801
Professional Fees           22,510            3,010                  12,460
Rents(Note 13)               9,340            4,670                   4,092
Research and Development    35,210           20,100                   8,083
Shipping and Delivery            -                -                   2,010
Travel                       2,610              765                   7,450


                           204,040           72,044                 185,830

INCOME (LOSS)
BEFORE INCOME TAXES       (204,040)         (72,044)               (185,830)

Income Tax Expenses:

Income Tax Expense               -                -                       -
Net Operating Loss
Carryover                        -                -                       -



NET INCOME(LOSS)          (204,040)         (72,044)               (185,830)

ACCUMULATED DEFICIT,
at Beginning            (1,241,054)      (1,373,050)               (787,824)

ACCUMULATED DEFICIT,
at End                 $(1,445,094)      (1,445,094)              $(973,654)


Earnings(Loss)
per Share (Note 12)      $(0.010)         $(0.004)                  $(0.010)



See accompanying Notes which are an Integral Part of Financial Statements.

                   TRB SYSTEMS INTERNATIONAL INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Quarters ended December 31, 2003 and 2002




                    CAPITAL
                    STOCKS                              RETAINED  TOTAL
                   NUMBER OF               PAID-IN      EARNINGS  STOCKHOLDERS'
                    SHARES      AMOUNT     CAPITAL     (DEFICITS) EQUITY



AS OF 10/01/2002   18,583,960   18,583     2,454,384    (787,824) 1,685,143

Shares Issued
between 7/1/2001
and 12/31/2001                       -

Net Income(Loss)                                        (185,830)  (185,830)



AS OF 12/31/2002   18,583,960  $18,583    $2,454,384   $(973,654)$1,499,313


AS OF 10/01/2003   18,583,960   18,583     2,454,384  (1,373,050) 1,099,917

Shares Issued
between 10/1/2003
and 12/31/2003        400,000      400        99,600           -    100,000

Net Income(Loss)                                         (72,044)   (72,044)



AS OF 12/31/2003   18,983,960  $18,983    $2,553,984 $(1,445,094)$1,127,873



See Accompanying Notes Which are an Integral Part of Financial Statements.

                   TRB SYSTEMS INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
             Six-month period ended December 31, 2003
           and Quarters ended December 31, 2003 and 2002


                           6-month ended              Quarters ended
                           12/31/2003         12/31/2003          12/31/2002
CASH FLOW FROM
OPERATING ACTIVITIES:

Net Profit (Loss)          $(204,040)         $(72,044)           $(185,830)
Noncash Items Included
in Net Income (Loss)          34,686            17,343               22,242
Decrease(Increase) in
Accounts Receivable                -                 -              129,988
Decrease(Increase) in
Inventory                       (900)           (7,060)


Increase(Decrease) in
Accounts and Other Payable   (43,319)          (75,074)

                            (213,573)         (136,835)             (33,600)
CASH FLOWS FROM INVESTING
ACTIVITIES:

Issuance of common stocks    100,000           100,000
Expenses (Expenditure)
for Patent                     6,145             4,845                    -



                             106,145           104,845                    -
CASH FLOWS FROM FINANCING
ACTIVITIES:

Director's Loans             108,330            31,755
Payment of Loans                   -                                 32,500
Loans from Individuals             -

                             108,330            31,755               32,500

Net Increase(Decrease)
in Balance of Cash               902              (235)              (1,100)

Cash at Beginning of Period      958             2,095                2,150


Cash at End of Period
                              $1,860            $1,860               $1,050


See Accompanying Notes Which are an Integral Part of Financial Statements.

                   TRB SYSTEMS INTERNATIONAL, INC.

                      Notes to Consolidated
                 Comparative Financial Statements
                    December 31, 2003 and 2002

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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB Systems Inc. for the period ended December 31, 2003 and 2002.

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

e) Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

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

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        December 31, 2003 and 2002

2. Summary of Significant Accounting Policies - Continued

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

3. Accounts Receivable

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $1,651,761 as of December 31, 2003 from the Ivory Coast, Tanzania, Benin/Nigeria, Vietnam, India, Canada, Japan, Brazil, Massachusetts, Maryland, Orange County & LA County of California and Delaware.

The contracts call for an ongoing minimum royalty payment of 6% in the first year, 5% in the 2nd year and 4% thereafter or a minimum required # of bikes sold per year as set out in the following table;

Countries      Sts/Conts        1st Yr      2nd Yr      3rd Yr    SUM
                                (Bikes)     (Bikes)     (Bikes)

U.S.A.         Orange Cnty, CA  1,500       3,000       5,000     9,500
               LA Cnty, CA      3,000       5,000       7,000    15,000
               Maryland         1,000       2,000       2,840     5,840
               Massachusetts    2,000       5,000       8,000    15,000
JAPAN                          40,000      80,000     120,000   240,000
INDIA                          50,000      90,000      20,000   160,000
NIGERIA                         5,000       9,000      10,000    24,000
CANADA                              6%          5%    $30,000    30,000
Ivory Coast W/4 Countries           6%          5%          4%        -
TANZANIA                        1,000       2,000       3,000     6,000
BRAZIL                        $50,000    $100,000    $200,000  $350,000
VIETNAM                         4,000       7,000      10,000    21,000
   TOTAL                     $157,500     303,000     415,840   876,340


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

                        TRB SYSTEMS INTERNATIONAL INC.
                            Notes to Consolidated
                      Comparative Financial Statements
                        December 31, 2003 and 2002




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

6. Property and Equipment

Office Equipment                                           $         6,725
Tools and Machinery                                                 79,321
Automobile                                                          34,000
Moldings                                                           538,612
Booth for Show                                                     137,470
Informational tapes and other promotional materials                 50,000
                                                                   846,128
Less) Accumulated Depreciation                                    (780,687)

            Net as of December 31, 2003                          $  65,441
                                                                    ======

The Purchase of the property and expenses except the office equipment, booth, $39,000 in molds and automobile Ire from Marn Seol, a long time employee of TRB in Taiwan and was thus non-arms length. As a result, on October 2, 1999, the property was purchased for book value in the sum of $559,000, which was paid for by the issuance of 500,000 shares of the company to Marn Seol, said shares restricted and subject to Rule 144.

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

10. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of December 31, 2003, 18,983,960 voting common shares are issued and outstanding.

                   TRB SYSTEMS INTERNATIONAL, INC.

                        Notes to Consolidated
                  Comparative Financial Statements

                      December 31, 2003 and 2002



11. Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 2,130 and $ 2,845 for the three-month periods ended December 31, 2003 and 2002, respectively.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.


12. Earnings Per Shares

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

13. Pending Suits and Judgment

As of the statement period of December 31, 2003, there is outstanding judgments in the total amount of $ 381,000 against the Company.
The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.


Creditors/Creditors' Attorneys            Amount as of
                                          12/31/2003

David, Kessler & Associates, LLC           $ 44,000
Sawtooth Marketing Group                     56,000
Cole, Schotz, Meiser, Forman & Leonard       89,000
Bernard Koff                                192,000
                 Total                   $  381,000





14. Investment in Net Equity of a Foreign Entity and Related Bank Loan


In 2001, the Company purchased 100% of the assets of Bitek Bicycle Co. Ltd in Korea for $ 472,440 with the original Bank loan of $ 425,196.
The acquisition will provide the manufacturing facility to produce and market TRB's bike products to the Korean domestic markets as Ill as exports of China and the U.S.

The bank loan was secured from KookMin Bank-Seoul, Korea, collateralized by the factory real estate and carries interest rate of 9% with maturity date of April 2006.

The company pays interest only for the first two years and then the loan is amortized over thirty-six months with principal and interest.

The Assets of Bitek Bicycle Co. Ltd. was disposed of during the fiscal year ended June 30, 2003 at a loss and the related bank loan retired.

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

Results of Operations

   During the quarter ended December 31, 2003, the Company has completed all road and strength test through Tianjin Fushida factory for 6-way MF bike. After receiving the first sample of 2-way bike made by Shenzhen Bicycle Factory, the Company has begun to conduct road and strength test. The final Molds for this bicycle are now completed. The Company has completed its Final tests on the (i) developing the foldable and light (under
13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and
(ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which expects to be completed by the fourth quarter of this fiscal 2003.

   On the marketing side, the Company has been negotiating with BTV, the largest home shopping network in China, to complete the sales and marketing agreement. The Company is also working with Japan and Korea licensees for launching the sales and marketing in those two countries.

Revenues

   For the three months ended December 31, 2003, the Company had no revenues, nor was there any revenue in the same period last fiscal year.

Operating Expenses

   For the three months ended December 31, 2003, the operating expenses of the Company were $72,044, compared with $185,830 during the same period of the prior year. The decrease in operating expenses was primarily due to the management of overhead by management. Many expense items of the Company, such as advertising and marketing, consulting fees, overseas operating expenses, professional fees, research and development, and travel expenses were also substantially reduced.

Net Income(Loss)

   For the three months ended December 31, 2003, the Company had net loss of $72,044, or $.004 per share, compared with net loss of $185,830, or $.010 per share, for the same period of the last year.

Liquidity and Capital Resources

   At December 31, 2003, the Company had cash balance of $1,860, as compared with $1,050 at December 31, 2002. Net current assets on December 31, 2003 were $1,690,161, as compared to $1,681,961 at
December 31, 2002. Current liabilities were $427,093 on December 31, 2003, as compared with $490,143 on December 31, 2002.

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

    2)    Reports on Form 8-K for Quarter ended December 31, 2003:  N/A




                                     SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRB Systems International Inc.


By: /s/Byung D. Yim
----------------------------------
Byung D. Yim, CEO, CFO, and President

Date:  February 14, 2004

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

Date:  February 14, 2004

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of TRB Systems International Inc. (the "Corporation") on Form 10-QSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung D. Yim, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Byung D. Yim
------------------------------------------------------
Byung D. Yim, Chief Executive Officer and President

February 14, 2004


A signed original of this written statement required by Section 906 has been provided to TRB Systems International Inc. and will be retained by TRB Systems International Inc. and furnished to the Securities and Exchange Commission or its staff upon request.