Form 10QSB
period 2004-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2004-09-23
CIK 1042610

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2004: 22,271,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report                               3
         Consolidated Balance Sheets                                       4
         Consolidated Statements of Income and Retained Earnings           6
         Consolidated Statements of Cash Flows                             8
         Consolidated Statements of Changes in Stockholders' Equity       10
         Notes to Financial Statements (Unaudited)                        12

Item 2.  Management's Discussion and Analysis or Plan of Operation        18
         Results of Operations                                            23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                24
Item 2.  Changes in Securities                                            25
Item 3.  Defaults Upon Senior Securities                                  25
Item 4.  Submission of Matters to a Vote of Security Holders              25
Item 5.  Other Information                                                25
Item 6.  Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                25

CERTIFICATION                                                             26

Sotomayor & Associates, LLP*
Certified Public Accountants & International Advisors

540 S. Marengo Avenue
Pasadena, CA  91101
(626) 397-4900
(626) 397-4908 FAX
E-mail: sotomayor@latincpa.cc
Licenses:
California and New Jersey
Board of Accountancy


                          Independent Accountant's Report

To the Board of Directors
TRB System International, Inc.

We have reviewed the accompanying consolidated balance sheets of TRB Systems International, Inc., as of March 31, 2004, and the related consolidated statements of income and retained earnings and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consist principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 13, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.


/s/Sotomayor & Associates, LLP/s/
Certified Public Accountants

September 2, 2004


* Members of the American Institute of Certified Public Accountants, SEC Practice Section, the California Society of Certified Public Accountants, and the. New Jersey Society of Certified Public Accountants

                         TRB Systems International, Inc.
                          Consolidated Balance Sheets
                                 March 31, 2004


                                     ASSETS

                                            2004                    2003

Current Assets
Cash                              $        3,458          $        2,860
Accounts Receivable, Net               1,651,761               1,651,761
Inventory                                 36,540                  35,640

Total Current Assets                   1,691,759               1,690,261


Property and Equipment, Net               48,088                 130,442

Other Assets
Investment in Equity in a
Closely Held-Company                           -               1,080,000
Investment in Net Equity of
a Foreign Entity                               -                 472,440
Security Deposit                           1,043                   1,043
Prepaid Expenses                               -                  12,409
Patents                                        -                   9,125
Indebtedness of Related Party             25,909                       -
Deferred Tax Asset                       181,988                       -

Total Other Assets                       208,940               1,575,017


Total Assets                       $   1,948,787           $   3,395,720




See accountant's review report and notes to financial statements.

                        TRB Systems International, Inc.
                         Consolidated Balance Sheets
                                March 31, 2004


                    LIABILITIES AND SHAREHOLDER'S CAPITAL

                                              2004                  2003

Current Liabilities
Accounts Payable and Accrued
Liabilities                       $        354,151      $        370,312
Loan Payable                               100,000               100,000
Corporation Income Taxes Payable               600                     -

Total Current Liabilities                  454,751               470,312

Long-Term Liabilities
Bank Loans and Accrued Interest                  -               445,632
Director's Loan                                  -               318,319
Legal Judgments Payable                    381,000               381,000
Loans from Individuals                     423,215               423,215

Total Long-Term Liabilities                804,215             1,568,166

Total Liabilities                        1,258,966             2,038,478

Shareholders' Equity
Capital Stock                               22,271                18,583
Additional Paid-in Capital               2,979,001             2,454,384
Retained Earnings                       (2,311,451)           (1,115,725)

Total Shareholders' Equity                 689,821             1,357,242

Total Liabilities and Shareholders'
Equity                             $     1,948,787       $     3,395,720





See accountant's review report and notes to financial statements.

                         TRB Systems International, Inc.
            Consolidated Statement of Income and Retained Earnings
                              March 31, 2004

                            Current Quarter          Nine Months to Date
                     Three Months    Three Months  Nine Months   Nine Months
                     Ending          Ending        Ending        Ending
                     03/31/04        03/31/03      03/31/04      03/31/03

OPERATING REVENUE
License and
Distributor Fees   $        -      $        -    $        -    $        -
COST OF GOODS SOLD          -               -             -             -
GROSS PROFIT                -               -             -             -
OPERATING COSTS
AND EXPENSES
Auto expenses           2,065           2,120         6,210         7,878
Communication             930           1,075         3,064         4,522
Consulting              5,255          13,460        26,035        57,230
Depreciation           17,343          30,325        52,029        81,704
Employee Salaries           -          39,400        31,755       111,300
Payroll Taxes               -               -             -         3,940
Meals and
Entertainment           2,860          10,956        21,590        41,264
Miscellaneous
Expenses                  197           4,081         3,707        20,431
Office Expenses         2,510           1,204         5,020         6,407
Overseas Operating
Expenses                3,560           4,300        19,680        33,881
Professional Fees       1,245           6,970        23,755        35,991
Rents                   4,670           5,012        14,010        13,196
Research and
Development            12,468          14,905        47,678        43,128
Shipping and
Delivery                    -           3,208             -         5,218
Travel                  4,280           2,045         6,890        15,276

TOTAL OPERATING
COSTS AND EXPENSES     57,383         139,061       261,423       481,366

NET INCOME FROM
OPERATIONS            (57,383)       (139,061)     (261,423)     (481,366)

OTHER INCOME
(EXPENSE)
Income from
Forgiveness of debts $ 89,538      $        -    $   89,538    $        -
Realized Loss on
Investment         (1,080,000)              -    (1,080,000)            -
Interest expenses           -          (3,010)            -       (18,224)


See accountant's review report and notes to financial statements.

                         TRB Systems International, Inc.
            Consolidated Statement of Income and Retained Earnings
                              March 31, 2004 (Cont'd)

                            Current Quarter          Nine Months to Date
                     Three Months    Three Months  Nine Months   Nine Months
                     Ending          Ending        Ending        Ending
                     03/31/04        03/31/03      03/31/04      03/31/03


NET INCOME (LOSS)
BEFORE INCOME TAX
BENEFIT            (1,047,845)        (142,071)  (1,251,885)     (499,590)

INCOME TAX
Current Income Taxes      500                -          500             -
Income Tax Benefit     87,854                -       87,854             -

INCOME (LOSS) FROM
CONTINUING
OPERATIONS           (960,491)        (142,071)  (1,164,531)     (499,590)

NET INCOME (LOSS)    (960,491)        (142,071)  (1,164,531)     (499,590)

RETAINED DEFICIT,
AT BEGINNING-7/1
UNADJUSTED         (1,445,094)        (973,654)  (1,241,054)     (776,123)

PRIOR-PERIOD
ADJUSTMENT (NET OF
TAX)                   94,134                -       94,134             -

RETAINED EARNINGS-
7/1 ADJUSTED       (1,350,960)        (973,654)  (1,146,920)     (776,123)

NET INCOME (LOSS)    (960,491)        (142,071)  (1,164,531)     (499,590)

RETAINED DEFICIT,
AT END             (2,311,451)      (1,115,725)  (2,311,451)   (1,275,713)

NET INCOME PER
SHARE
Basic              $    (0.10)     $     (0.06)  $    (0.10)   $    (0.07)




See accountant's review report and notes to financial statements.

                       TRB Systems International, Inc.
                     Consolidated Statement of Cash Flow
                               March 31, 2004


                                        2004                    2003

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (Loss) for
the period                 $        (960,491)      $        (142,071)

Adjustments to
Reconcile Net Income
to Net Cash provided
by Operating Activities:
Depreciation & Amortization           17,343                  30,325
Increase in Corporation
Income Taxes Payable                     500                       -
(Increase) in Inventories                  -                  (6,490)
Increase (Decrease) in
Accounts Payable and
Accrued Liabilities                   27,158                 (19,831)

Total Adjustments                     45,001                   4,004

NET CASH PROVIDED BY
OPERATING ACTIVITIES                (915,490)               (138,067)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Decrease Investment in
a Closely Held-Co                  1,080,000                       -
(Increase) Indebtedness
of Related Party                     (25,909)                      -
Decrease Prepaid Expenses             12,409                       -
Decrease (Increase) for
Patents                                2,980                  (6,145)

NET CASH USED IN
INVESTING ACTIVITIES               1,069,480                  (6,145)
0
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase Long Term
Deferred Assets                      (87,854)                      -
Increase Long Term
Deferred Liabilities                       -                       -
Increase in Common Stock               3,288                       -



See accountant's review report and notes to financial statements.

                       TRB Systems International, Inc.
                     Consolidated Statement of Cash Flow
                               March 31, 2004 (Cont'd)

                                        2004                    2003

Increase in Additional
Paid-in Capital                      425,017                       -
Bank Loan-(Retired)
Accrued Interest                           -                  10,869
(Decrease) Increase
Director's Loans                    (492,843)                115,000
Director's Loan -
Partially Retired                         -                   20,153

NET CASH USED BY
FINANCING ACTIVITIES                (152,392)                146,022

Increase (Decrease)
in Cash and Cash Equivalents           1,598                   1,810

CASH AND CASH EQUIVALENTS,
BEGINNING                              1,860                   1,050

CASH AND CASH EQUIVALENTS,
ENDING                     $           3,458       $           2,860

SUPPLEMENTAL DISCLOSURES
ON INTEREST AND INCOME
TAXES PAID

Interest paid for the
period                     $                       $
Income taxes paid for
the period                 $             500       $



See accountant's review report and notes to financial statements.

                       TRB Systems International, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                                March 31, 2004


                                   Additional Retained   Comprehensive
                Common Stock       Paid-in    Earnings   Income
            Shares          Amount Capital   (Deficit)  (Expense)       Total
Balance,
January 1,
2003       18,583,960   $   18,583 $2,454,384 $  (973,654) $      $ 1,499,313

Net Income
(Loss)                                           (142,071)           (142,071)

Balance,
March 31,
2003       18,583,960   $   18,583 $2,454,384 $(1,115,725)$       $ 1,357,242


Balance,
January 1,
2004       18,983,960   $   18,984 $2,553,984 $(1,445,094)$     - $ 1,127,874

Prior period
adjustment                                         94,134              94,134

Shares issued
for partial
retirement of
Director's
Loans
between
01/01/04
and
03/31/04    3,287,042        3,287    425,017                         428,304

Net Income
(Loss)                                           (960,491)           (960,491)

Balance,
March
2004       22,271,002    $  22,271 $2,979,001 $(2,311,451)      - $   689,821


See accountant's review report and notes to financial statements.

                       TRB Systems International, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                                March 31, 2004 (Cont'd)


                                   Additional Retained   Comprehensive
                Common Stock       Paid-in    Earnings   Income
            Shares          Amount Capital   (Deficit)  (Expense)       Total
Balance,
July 1,
2003       18,583,960    $  18,584 $2,454,384 $(1,241,054)$     - $ 1,231,914

Prior period
adjustment                                         94,134              94,134

Shares issued
between
07/01/03 and
03/31/04 for
cash
contribution  400,000          400     99,600                         100,000
Shares issued
for partial
retirement of
Director's
Loans       3,287,042        3,287    425,017                         428,304

Net Income
(Loss)                                         (1,164,531)         (1,164,531)

           22,271,002    $  22,271 $ 2,979,001$(2,311,451)      - $   689,821


See accountant's review report and notes to financial statements.

              TRB Systems International, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                               March 31, 2004


1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. is a Delaware corporation, incorporated on April 11, 1997. It is a holding company whose only asset is 100% of the voting common stock in TRB Systems Inc.

TRB Systems Inc. was incorporated under the laws of Delaware on April 17, 1994, on which day it merged with TRB Systems Inc., a Corporation incorporated under the laws of New York on July 12, 1993, to form TRB Systems Inc., a Delaware corporation.

TRB Systems Inc. is in the business of manufacturing, distributing, and selling bicycle, fitness and motorized two wheel transportation products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of TRB Systems International, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and TRB Systems Inc., the operating company.

In accordance with the reverse takeover method of accounting, the consolidated financial statements of the Company include the accounts of TRB Systems International Inc. and the results of operations of TRB Systems Inc. for the period ended March 31, 2004 and 2003.

Basis of Presentation

The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for certain items, such us depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates

Cash and Cash equivalents

For the purpose of the statements of cash flows, the Company considers as cash equivalents all cash on hand; cash in banks, time deposits and all highly liquid short-term investments with maturity of three months or less.

              TRB Systems International, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                               March 31, 2004


Inventories

Inventories are stated at the lower of cost or market using FIFO (First In, First Out).

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives.

             Machinery and equipment 3-10
             Furniture and fixtures  3-10
             Engineering equipment   3-10

For federal income tax purposes, depreciation is computed using the Modified Accelerated Cost Recovery System method (MACRS) therefore temporary differences exist. Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs as charged to expense as incurred.

The Company has adopted FASB Statements No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property and Equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less then the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Other Assets

Other assets consist principally of indebtedness of related parties and security deposits.

Intangible Assets

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

              TRB Systems International, Inc.
           Notes to Consolidated Financial Statements
                        March 31, 2004




Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.


3. ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the Licensing and Distributorship agreements totaling $ 1,651,761 as of March 31, 2004 from United States (Los Angeles County and Orange County in California,
Long Island and Queens in New York, Maryland and Delaware), Japan, India, Nigeria, Benin, Canada, Ivory Coast, Tanzania, Brazil and Vietnam.

These agreements call for an ongoing minimum royalty payment expressed as a percentage of gross sales or as a minimum quantity of yearly sales. The following table shows the royalties for the first three years.


Countries      Sts/Conts        1st Yr         2nd Yr        3rd Yr    TOTAL
                                (Bikes)        (Bikes)       (Bikes)
JAPAN                          40,000          80,000       200,000   320,000
INDIA                          50,000          90,000       200,000   340,000
NIGERIA & BENIN                 5,000           9,000        10,000    24,000
CANADA                              4%              5%            4%
Ivory Coast             6% OR $10,000   5% OR $10,000 4% OR $10,000
TANZANIA                        1,000           2,000         3,000     6,000
BRAZIL                        $50,000        $100,000      $200,000  $350,000
VIETNAM                         4,000           7,000        10,000    21,000
Distributors
U.S.A.    CA-Orange Cnty,       1,500           3,000         5,000     9,500
          CA-LA Cnty,           3,000           5,000         7,000    15,000
          Maryland & Delaware   1,000           2,000         2,840     5,840
          New York-Long Island/
          Queens                1,000           2,000         3,000     6,000


4. INVESTMENT IN EQUITY IN A CLOSELY-HELD COMPANY

TRB entered into a consulting agreement with Kimvision.com, Inc. whereby TRB was paid in shares of the Company. The book value of the shares was equal to the contract payment. TRB has been informed that Kimvision.com, Inc plans to become a public entity trading on a public exchange did not take effect during the current reporting period. As of the date of this report the company is a non-operating entity. Management decided to write down the investment to the lower of cost or fair market value.

              TRB Systems International, Inc.
        Notes to Consolidated Financial Statements
                      March 31, 2004


5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:


                                                         2004         2003
Office Equipment                                      $ 6,725       $6,725
Tools and Machinery                                    79,321       79,321
Automobile                                             34,000       34,000
Moldings                                              538,612      538,612
Booth for Show                                        137,470      137,470
Informational tapes and other promotional materials    50,000       50,000
                                                      846,128      846,128
Less) Accumulated Depreciation                        798,040      746,011
                                                       48,088      100,117


6. RELATED PARTY

ABL Properties, wholly owned by Byung Yim, President, CEO of TRB Systems International, Inc., and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of March 31, 2004 ABL Properties owes the Company $25,909.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period.


8. DIRECTOR'S LOANS AND LOANS TO INDIVIDUALS

Loans payable to directors and to individuals are unsecured, non-interest bearing with non-set terms of repayment. They are restricted until the company has surplus funds to repay these loans. As of March 31, 2004, the directors loans was $ 0. The loan was retired and compensated by issuing 3,287,042 shares for $ 428,304. After this transaction there was an outstanding amount of $89,538 that was forgiven.

              TRB Systems International, Inc.
         Notes to Consolidated Financial Statements
                       March 31, 2004



9. PENDING SUITS AND JUDGMENT

As of March 31, 2004, there are outstanding judgments in the amount of $ 381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:


Creditors/Creditors' Attorneys                 2004        2003

David Kessler & Associates, LLC            $ 44,000      44,000
Sawtooth Marketing Group                     56,000      56,000
Cole, Schotz, Meiser, Forman & Leonard       89,000      89,000
Bernard Koff                                192,000     192,000
                 Total                   $  381,000  $  381,000


10. CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of March 31, 2004 the amount of voting common shares issued and outstanding are 22,271,002 and additional paid in capital of $ 2,883,954.

11. EARNINGS PER SHARE

Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding and common shares equivalents.

12. INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                              2004        2003
Net Deferred Tax Asset                  $  940,168  $  486,307
Deferred Tax Asset Valuation Allowance    (758,180)   (392,173)

Net Deferred Tax Asset                     181,988      94,134
Deferred Tax Benefit                        87,854      94,134


13. FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

              TRB Systems International, Inc.
          Notes to Consolidated Financial Statements
                      March 31, 2004


14. PRIOR PERIOD ADJUSTMENT

The Company's financial statements at June 30, 2003 did not reflect the affect of recognizing the deferred income tax provision required under FAS 109. The error was corrected by reflecting an adjustment to beginning retained earnings and a deferred asset account in the balance sheet.

FAS 16 requires the disclosure of the effect of the correction in net income and earnings per share at June 30, 2003.


                                            June 30, 2003
Net Income as originally reported         $   (1,241,054)
Unrecorded Deferred Tax Benefit                   94,134

Net Income as restated                    $   (1,146,920)

Per Share Amounts:
Net Income as originally reported         $       (0.030)
Effect of recording Deferred Tax Benefit           0.005

Net Income (Loss) as restated             $       (0.025)

Item 2.    Management's Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operations of TRB Systems International Inc. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

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

TPS Bicycles

   Our major products are TPS Bicycles, which are able to provide more smoother, up and down pumping, or stepping action, similar to our body's natural walking and running motion.

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

The royalty/volume requirements are presented below:

                  1st Year             2nd Year          3rd Year
Country         Min. Royalties      Min. Royalties     Min. Royalties

Japan                  $40,000          $80,000           $200,000
India                 $100,000         $220,000           $350,000
Benin/Nigeria          $15,000          $25,000            $40,000
Ivory Coast &          $10,000          $10,000            $10,000
5 other countries
Tanzania               $10,000          $20,000            $30,000
Vietnam                $10,000          $20,000            $30,000
Brazil                  50,000          100,000            200,000

   TRB is manufacturing its proprietary parts through a non-exclusive relationship with Kun Teng Industries Ltd. of Taiwan to produce medium and high-end bicycles, and plans to use Tianjin Fushida Bicycle Co., Ltd. of China as a supplier of proprietary parts and assembled bicycles in the lower price ranges. Fushida will be ready to begin mass production in the second quarter 2004-2005 fiscal year, and TRB has received a line of credit in China for $2 million to support these production plans. Our ergometers will be manufactured by Pretty Wheel Ind. Co., Ltd., a leading sports equipment manufacturer in Taiwan.

Research and Development

   The TPS technology has many applications. We intend to focus on the following three main product groups: a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances. For the quarter ended March 31, 2004, we spent $12,400 on R&D, compared to $47,678 in the third quarter of 2003.

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

Results of Operations

   During the quarter ended March 31, 2004, the Company has completed all road and strength test through Tianjin Fushida factory for 6-way MF bike.
After receiving the first sample of 2-way bike made by Shenzhen Bicycle Factory, the Company has finished conducting road and strength tests. The final Molds for this bicycle are now completed. The Company has completed its Final tests on the (i) developing the foldable and light (under
13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and
(ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which expects to be completed by the second quarter of the next fiscal year.

   On the marketing side, the Company has been negotiating with BTV, the largest home shopping network in China, to complete the sales and marketing agreement. The Company is also working with Japan and Korea licensees for launching the sales and marketing in those two countries.

Revenues

   For the three months ended March 31, 2004, the Company had no revenues, nor was there any revenue in the same period last fiscal year.

Operating Expenses

   For the three months ended March 31, 2004, the operating expenses of the Company were $57,383, compared with $139,061 during the same period of the prior year. The decrease in operating expenses was primarily due to the management of overhead by management. Many expense items of the Company, such as advertising and marketing, consulting fees, overseas operating expenses, professional fees, research and development, and travel expenses were also substantially reduced.

Net Income(Loss)

   For the three months ended March 31, 2004, the Company had net loss of $960,491, or $.10 per share, compared with net loss of $142,071, or $.06 per share, for the same period of the last fiscal year. The loss in the current quarter included a write-off of its investment in a small public company that did not continue its development and appeared to have ceased operations (See Note 4 to financial Statements).

Liquidity and Capital Resources

   At March 31, 2004, the Company had cash balance of $3,458, as compared with $2,860 at March 31, 2003. Net current assets on March 31, 2004 were $1,691,759, as compared to $1,690,261 at
March 31, 2003. Current liabilities were $454,751 on March
31, 2004, as compared with $470,312 on March 31, 2003.

   There are currently $381,000 in judgments as against the company, Which it will be unable to pay within one year. The company is currently Negotiating with the judgment holders to restructure the judgments into Agreed upon period payments. Should it fail to do so, and should the company fail to either raise the capital needed to satisfy the judgments, or to raise sufficient capital through the generation of income from its operations, it may have to curtail or cease some or all of its operations.

   Based on the Company's current level of operating expenses and sales expectations, management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next 12 months, except as mentioned above.

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

Date:  September 23, 2004

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

Date:  September 23, 2004

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of TRB Systems International Inc. (the "Corporation") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Byung D. Yim, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

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

September 23, 2004


A signed original of this written statement required by Section 906 has been provided to TRB Systems International Inc. and will be retained by TRB Systems International Inc. and furnished to the Securities and Exchange Commission or its staff upon request.