Form 10KSB
period 2004-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2004-12-06
CIK 1042610

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-KSB
(Mark One)

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended June 30, 2004

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

    State issuer's revenues for its most recent fiscal year: $869,565.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

    State the number of shares outstanding of each of the issuer's classes of common equity: As of November 30, 2004: 22,783,002 shares of common stock, par value $.001 per share, were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             TABLE OF CONTENTS



                                 PART I

ITEM 1.   Description of Business..................................      3
ITEM 2.   Description of Properties................................      8
ITEM 3.   Legal Proceedings........................................      8
ITEM 4.   Submission of Matters to a Vote of Security Holders......      8

                                 PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters..     9
ITEM 6.   Management's Discussion and Analysis or Plan of Operation.    10
ITEM 7.   Financial Statements......................................    16
ITEM 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................    16
ITEM 8A.  Controls and Procedures...................................    16

                                 PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
           Persons, Compliance with Section 16(a) of the Exchange Act   17
ITEM 10.  Executive Compensation.....................................   18
ITEM 11.  Security Ownership of Certain Beneficial Owners and
           Management................................................   19
ITEM 12.  Certain Relationships and Related Transactions.............   21
ITEM 13.  Exhibits and Reports on Form 8-K...........................   21
ITEM 14.  Principal Accounting Fees and Services.....................   22

                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

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

Research and Development

    The TPS technology has many applications. We intend to focus on the following three main product groups: a select line of bicycles, electric bicycles, and two types of ergometers. Other new product lines and licensing opportunities will be pursued through third party alliances. For the year ended June 30, 2004, we spent $126,861 on R&D, compared to $47,878 in fiscal 2003.

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

Principal Customers

    During the fiscal year ended June 30, 2003, Sunrise Medical accounted for approximately 17% of our total sales. No other customers accounted for more than 10% of our total sales. In fiscal 2004, there were no sales.

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


ITEM 2.  DESCRIPTION OF PROPERTIES.

    We currently rent approximately 500 square feet of office space at 21 Hutton Avenue, West Orange, New Jersey, as well as 2,500 square foot of
R&D facility in Taiwan. For the year ended June 30, 2004, we paid rent of $18,208. We believe the leased property facility will be sufficient to meet our needs for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2003.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    We are authorized to issue 30,000,000 shares of common stock, $.001 par value, and no preferred stock shares are authorized to issue. As of the date of this Report, we have 22,783,002 shares of common stock issued and outstanding.

    Since August 21, 1998, our common stock has been quoted on the NASD OTC Bulletin Board under the symbol TRBX; but on June 28, 2004, it was delisted, and currently trades on the pink sheets. The delisting was the result of delinquent filing of the third quarterly report on Form 10-QSB, due on May
15, 2004, and filed on September 23, 2004. The table below sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market, and since June 27, 2004, on the Pink Sheets as reported by the NASD's OTC Bulletin Board and Pink Sheets. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2004         High Close     Low Close

  Fourth Quarter                           $0.10         $0.08
  Third Quarter                            $0.10         $0.08
  Second Quarter                           $0.09         $0.03
  First Quarter                            $0.04         $0.01


Fiscal Year Ended June 30, 2003         High Close     Low Close

  Fourth Quarter                           $0.05         $0.02
  Third Quarter                            $0.05         $0.03
  Second Quarter                           $0.07         $0.05
  First Quarter                            $0.09         $0.07

Fiscal Year Ended June 30, 2002

  Fourth Quarter                            $0.10        $0.07
  Third Quarter                             $0.10        $0.06
  Second Quarter                            $0.13        $0.08
  First Quarter                             $0.16        $0.11


Options and Warrants

    There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

Shareholders

    As of November 30, 2004, we had approximately 266 shareholders of record based on information provided by our transfer agent, which is Continental Stock Transfer Company of New York, New York.

Dividends

    Since our inception, we have not paid any dividends, and we do not anticipate that we will pay dividends in the foreseeable future.

Recent Sale of Unregistered Securities

    We have sold, over the last fiscal year, 3,287,042 shares to our president to retire shareholders loans (see financial statements and notes appended thereto; and 912,000 shares to various investors to raise operating capital (see financial statements and notes appended thereto.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    We are currently still working on (i) developing the foldable and light (under 13.5 kg) electric bike (Model TRB-E100) through Shenzhen Bicycle Factory, and (ii) completing TRB-Fitness (an exercise bike) with Pretty Wheel Bicycle factory in Taiwan and Tianjian Fushida factory, which is expected to be completed by the fourth quarter of this fiscal 2004.

    On the marketing side, we have been negotiating with Beijing TV Home Shopping Network, the largest home shopping network in China, to complete the sales and marketing agreement. We are also working with Japan and Korea licensees for lunching the sales and marketing in those two countries.

Financial Results for the Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

    For a substantial portion of our operating history we focused on developing and marketing our TPS technology as well as conducting road tests on our TPS bicycles. During this time we had limited revenues from the sale of TPS bicycles and from license and distribution fees. We began selling our TPS bicycles in 1999 when we had sales revenue of $639,000. Since fiscal 2002, we have had no revenues from sales of our TPS bicycles. For the last four years, since fiscal 2000, the revenues we had were derived only from consulting fees and from license and distributor fees.

    Over the past year TRB has focused on redesigning and updating its bicycle line, and on bringing its electric bicycles to the market. As a result, the company has not had direct sales revenue. TRB now has a modern, sophisticated, marketable, product line, which is ready for sale, with full production planned in 2005.

   Currently the company is negotiating its first production agreement with The Tianjin Fushida Bicycle Co., Ltd for the Beijing TV home shopping sales program.

    The Company is also looking to purchase The Flying Pigeon Bicycle Co., Ltd., 1 of the top 3 brand names in the bicycle industry in China.

Revenues

    For the year ended June 30, 2004, we had license and distributor fee revenue of $869,565 as compared to $242,979 for the year of 2003.


,PAGE.  11

Operating Expenses

    For the year ended June 30, 2004, total operating expenses, consisting mainly of general and administrative expenses, increased by 60% to $1,123,950 from $611,584, mainly due to a doubling of R&D from $47,878 to 126,861, and writing off $375,000 in bad debts. Except as mentioned above, expenses remained constant as compared to the previous fiscal year.

Interest Expenses

    For the year ended June 30, 2004, we had interest expenses of $78,351 as compared to $38,268 for the 2003 fiscal year.

Loss on Investment

    In April 2001 we purchase 100% of the capital stock of BITEK Bicycle Co., Ltd., the third largest bicycle manufacturer in Korea, for $472,440 with bank loan of $425,196. The bank loan was obtained from KookMin Bank of Soul, Korea, collateralized by the factory real estate with interest rate of 9% per year. During the year ended June 30, 2003, we disposed of this investment at a loss of $57,958, and the proceeds of the sale was used to retire the bank loan from KookMin Bank. In the current year, investment in a closely held private company that failed to become public was written off in the sum of $1,080,000.

Net Income (Loss)

    For the year ended June 30, 2003, we experienced net loss of $464,931, or ($0.07) per share, compared to net loss of $1,229,962, or ($0.11) per share, in the current year.

Liquidity and Capital Resources

    During the fiscal year ended June 30, 2004, we financed our operations mostly through collecting accounts receivable, proceeds from disposal of investment in net equity of a foreign entity, from borrowing from our president and director, and through the private placement of shares.

    At June 30, 2003, we had current assets of $1,688,359 and current liabilities of $70,412 as compared to the current fiscal year, in which we had current assets of $2,558,053 and current liabilities of $1,368,001. We had cash and cash equivalents of $958 and net accounts receivable of $1,651,761 at June 30, 2003 compared to cash and cash equivalents of $45,519 and net accounts receivable of $1,969,369 at June 30, 2004.


,PAGE>  12


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

     * Allowance for doubtful accounts. Our allowance for doubtful accounts relates to trade accounts receivable. We perform ongoing evaluations of our customers and we extend or limit credit based upon payment history and the customer's current credit worthiness. The allowance for doubtful accounts is an estimate prepared by management based on analyses of historical bad debts, receivable aging, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

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


ITEM 7.   FINANCIAL STATEMENTS.

   The financial statements required by this report are included, commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no disagreements with the accountants regarding accounting and financial disclosure.


ITEM 8A.  CONTROLS AND PROCEDURES.

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

                                 PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

         Name        Age                  Positions
  ----------------  -----  ----------------------------------------------
    Byung D. Yim     64      Chief Executive Officer, Chief Financial
                             Officer, President, Secretary, and Director
    Marn T. Seol     66      Vice Chairman of the Board
    August Rheem     68      Vice President of Research and Development
    Joice Diana      49      Director

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


ITEM 10.   EXECUTIVE COMPENSATION.

    The following table sets forth the compensation earned by our executive officers during the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by
Item 402(b).

                        Summary Compensation Table

                          Annual Compensation

                                                          Other Annual
Name and Principal Positions    Year   Salary    Bonus    Compensation
                                          $        $           $
- ----------------------------   ------  --------   ------- -------------
Byund D. Yim                     2004    50,000      --          --
CEO & President                  2003    50,000      --          --
                                 2002    50,000      --          --

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



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of October 8, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our outstanding common stock. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Security Ownership of Certain Beneficial Owners

 Title of      Name and Address     Amount and Nature of    Percent of
  Class      of Beneficial Owner     Beneficial Ownership    Class (1)
 ----------  ----------------------   ---------------------  -----------
 Common      Motion Plus Int'l Corp. (2)   9,555,000          41.9%
 	 	 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common  Byung Yim (3)                     1,950,000           8.9%
             21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common      Alexander B. Yim (4)          3,802,500          16.5%
             595 Windflower Court
             Morganville, NJ 07751

 Common      Lena B. Yim (4)               3,802,500          16.5%
             595 Windflower Court
             Morganville, NJ 07751

 Common  August Rheem                      3,287,042          15.8%
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025


(1)	Based on 22,783,002 shares of common stock outstanding as of June 30,
      2004.
(2)	Mr. Byung Yim is the President of Motion Plus International Corp.
      ("MPI"), and owns 20% of MPI's capital stock.
(3)   Mr. Byung Yim is our CEO and President.
(4) Alexander B. Yim is the son of Byung Yim, and Lena B. Yim is the daughter of Byung Yim.

(b) Security Ownership of Management

    The table below set forth certain information, as of October 8, 2004, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

Security Ownership of Management

Title of      Name and Address     Amount and Nature of    Percent of
  Class      of Beneficial Owner     Beneficial Ownership    Class (1)
 ----------  ----------------------   ---------------------  ----------
 Common      Byung Yim (2)               1,950,000          7.2%
 	 	 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common	 Marn T. Seol                      580,000          2.6%
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common	 August Rheem                    3,287,042         15.8%
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

 Common      Joice Diana                     3,043            *
             c/o 21 Hutton Avenue, #3
             West Orange, NJ 07025

             Directors and Officers      5,840,085         25.6%
             as a group

(1) Based on 22,783,002 shares of common stock outstanding as of June 30,
    2004.
(2) Not included 9,555,000 shares owned by Motion Plus International Corp., which Mr. Byung Yim, our CEO and President, owns 20% of its capital stock.
(3) Marn T. Seol is our Vice Chairman of the Board.
(4) August Rheem is our Vice President.   During the year the
outstanding loan of $ 517,843 due to Augustine Rheem, Vice-President and director of the Company was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $ 89,538 was forgiven.
(5) Joice Diana is our Director.
*   Less than one percent.

(c) Changes in Control

    To the knowledge of management, there are no present arrangements or pledges of our securities that may result in our control of our company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1994, TRB Systems Inc., our wholly-owned subsidiary, entered into an exclusive licensing agreement with ABL Properties Company ("ABL"), which is controlled by Mr. Byung Yim, our principal shareholder, our Chief Executive Officer and Chief Financial Officer. Because of our CEO & CFO's relationship with ABL, the agreement cannot be considered an arm's length transaction.

    Under the License agreement, ABL's patented Transbar Power Systems (TPS) technology was exclusively licensed to TRB for the worldwide manufacture and sale of the TPS. The timing, methodology and general details of the manufacture and sales were left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL and TRB agreed that the $200,000 would be deferred until TRB had suitable cash flow to meet its current needs.

    Any cost incurred by TRB to maintain the patents is reimbursed by ABL and is credited toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a).  Exhibits

   Exhibit No.                       Description
   ----------- -------------------------------------------------------
      3.1      Article of Incorporation*
      3.2      Bylaws*
     10.1      Lease of Taiwan Office. *
     10.2      Exclusive Licensing Agreement between TRB Systems Inc.
               and ABL Properties Company*
     10.3      Patent Registration and Assignment to ABL Properties
               Company*
     10.4 Financing Agreement between TRB Systems Inc., and Tianjin Worldwide, Inc. *
     10.5 License and Marketing Agreement between TRB Systems Inc. and Mr. Konan Kouadio Simeon for Ivory Coast*
     10.6      Joint Venture Agreement between TRB Systems Inc., and
               Mr. Janak Shah for India*
     10.7 License and Marketing Agreement between TRB Systems Inc. and Mr. Abbas R. Datoo for Tanzania*
     10.8      Distributorship Agreement between TRB Systems Inc. and
               Mr. Kishor M. and Gira K. Dattani for Countries in
               California*
     10.9 Licensing and Marketing Agreement between TRB Systems Inc. and Stella Kujembola for Benin and Nigeria*
     10.10     Sino-Danishn Manufacturing Agreement*
     10.11     Kun Teng Industries Agreement*
     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

     31.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

               Consent of Auditors **

* Incorporated by reference to Exhibits filed with the Securities and Exchange Commission to Registration Statement on Form SB-2, Commission File No. 333-7242.

**  Filed herewith.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2004.


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

TRB SYSTEMS INTERNATIONAL INC.


By:  /s/ Byung Yim
-----------------------------
Byung Yim
Chief Executive Officer and
Chief Financial Officer

Date:   December 2, 2004

                      TRB SYSTEMS INTERNATIONAL INC.
                      (A Development Stage Company)
                                Report on
                 Audited Consolidated Financial Statements
                             For the Year Ended
                          June 30, 2004 and 2003




                             TABLE OF CONTENTS




                                                        Page

ACCOUNTANT'S REPORT                                     F-1

FINANCIAL STATEMENTS
Consolidated Balance Sheets                             F-2
Consolidated Statements of Operation and
Retained Earnings                                       F-3
Consolidated Statement of Cash Flow                     F-4
Consolidated Statement of Changes in
Stockholders' Equity                                    F-5
Notes to the Financial Statements                       F-6,F-13

Sotomayor & Associates, LLP
Certified Public Accountants & International Advisors

540 S. Marengo Avenue
Pasadena, CA  91101
(626) 397-4900
(626) 397-4908 FAX/http://www.sotomayorcpa.com
E-mail: sotomayor@sotomayorcpa.com
Licenses:
California and New Jersey
Board of Accountancies



                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
TRB Systems International Inc.
210 Hutton Avenue, Suite #3
West Orange, NJ 07039

We have audited the consolidated balance sheet of TRB Systems International Inc. (a Developmental Stage Company) as of June 30, 2004, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of June 30, 2003, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period June 30, 1995 (inception) to June 30, 2003, were audited by other auditors whose report dated September 30, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems
International Inc. (a Development Stage Company) as of June 30, 2004, and the results of its operations and its cash flows for the year then ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed on Note 2 to the financial statements, TRB Systems International Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating ($2,417,081) and without additional financing, lacks sufficient working capital to fund operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are describe in Note 2. The 2004 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Sotomayor & Associates, LLP


November 29, 2004



Certified Public Accountants & International Advisors


Members of the American Institute of Certified Public Accountants,
SEC Practice Section, the California Society of Certified Public
Accountants, and the New Jersey Society of Certified Public Accountants


                                       F-1 (25)




                        TRB Systems International Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets
                 For the Periods ended June 30, 2004 and 2003


ASSETS

                                        2004                    2003

Current Assets
Cash                         $        45,519            $        958
Accounts Receivable, Net           1,969,369               1,651,761
Note Receivable                       24,917
Inventories                           87,989                  35,640
Other Current Assets                  50,386
Total Current Assets               2,178,180               1,688,359

Indebtedness of Related Party         25,909
Investment in Equity in a
closely Held-Company                                       1,080,000
Property and Equipment, Net          121,303                 100,117
Deferred Tax Asset                   187,870
Other Assets                          44,791               22,577.00

Total Assets                 $     2,558,053            $  2,891,053


LIABILITIES AND
SHAREHOLDER'S CAPITAL

Current Liabilities
Accounts Payable and
Accrued Liabilities          $       455,660            $    370,312
Notes Payable                        769,130                 100,000
Convertible Debt                     142,611
Corporation Income Taxes
Payable                                  600                     100
Total Current Liabilities          1,368,001                 470,412

Indebtedness to Related Party         96,861                 384,513
Legal Judgments Payable              381,000                 381,000
Notes Payable                              -                 423,215

Total Liabilities                  1,845,862               1,659,140

Shareholders' Equity
Capital Stock                         22,783                  18,583
Additional Paid-in Capital         3,106,489               2,454,384
Deficit Accumulated during
Development Stage                 (2,417,081)             (1,241,054)

Total Shareholders' Equity           712,191               1,231,913

Total Liabilities and
Shareholders' Equity          $    2,558,053           $   2,891,053


See Accountant's Audit Report And Notes To Financial Statements.


                                       F-2  (26)



                      TRB Systems International Inc.
                       (A Development Stage Company)
                    Consolidated Statements of Operation
                 For the Periods ended June 30, 2004 and 2003

                                2004            2003             Inception

OPERATING REVENUE
Product Sales                      -               -               800,377
Cost of Goods Sold                 -               -              (606,903)

Gross Profit                                                       193,474
Consulting Revenue                                               1,155,450
License and
Distributor Fees           $ 869,565      $  242,979             3,803,544

TOTAL REVENUE                869,565         242,979             5,152,468

OPERATING COSTS
AND EXPENSES
Advertising                        -               -               142,224
Amortization                       -               -               125,865
Auto                           6,210          10,188                97,339
Bad Debt                     375,000               -               854,235
Commission                    16,611               -                84,400
Communication                  3,064           5,047                62,825
Consulting                    72,530          60,480               622,967
Depreciation                 100,118         121,300               731,481
Employee Salaries            120,767         150,700               529,086
Payroll Taxes
Marketing                     41,306               -               428,052
Meals and
Entertainment                 26,794          43,884               221,479
Miscellaneous                  3,707          21,581                42,069
Office                         6,088           7,482               188,788
Other Operating
Expense                            -           7,488               261,350
Overseas Operating
Expenses                      52,724          38,441               195,212
Professional Fees             69,368          60,991               460,735
Rent                          65,217          18,208               192,771
Research and
Development                  126,861          47,878               745,174
Shipping and
Delivery                           -               -
Travel                        37,585          17,916               278,149

TOTAL OPERATING
COSTS AND EXPENSES         1,123,950         611,584             6,264,201

NET INCOME FROM
OPERATIONS                  (254,385)       (368,605)           (1,111,733)

OTHER INCOME
(EXPENSE)
Income from
Forgiveness of debts    $     89,538   $           -                89,538
Dividend Income                    -               -                   411
Realized Loss on
Investment                (1,080,000)        (57,958)           (1,137,958)
Interest Expense             (78,351)        (38,268)             (155,951)

NET INCOME (LOSS)
BEFORE INCOME TAX BENEFIT (1,323,198)       (464,831)           (2,315,693)

INCOME TAX
Current Income Taxes            (500)           (100)               (1,566)
Deferred Income Taxes              -               -              (269,265)
Income Tax Benefit            93,736               -               496,508

INCOME (LOSS) FROM
CONTINUING OPERATIONS     (1,229,962)       (464,931)           (2,090,016)

EXTRAORDINARY LOSS
FROM LEGAL JUDGEMENT                                              (381,000)

NET INCOME (LOSS)         (1,229,962)       (464,931)           (2,471,016)

RETAINED DEFICIT, AT
BEGINNING-7/1 UNADJUSTED  (1,241,054)       (776,123)                    -

PRIOR-PERIOD ADJUSTMENT
(NET OF $69,411 TAX)          53,935               -                     -

RETAINED DEFICIT-7/1
ADJUSTED                  (1,187,119)       (776,123)                    -

NET INCOME (LOSS)         (1,229,962)       (464,931)           (2,471,016)

RETAINED DEFICIT,
AT END                    (2,417,081)     (1,241,054)                    -

NET INCOME PER SHARE
Basic                   $      (0.11)  $       (0.07)


See Accountant's Audit Report And Notes To Financial Statements.



                                     F-3  (27)



                         TRB Systems International Inc.
                         (A Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Equity
             For the period June 30, 1995 (inception) to June 30, 2004

                                         Deficit
                                         Accumulated
                              Additional During the  Comprehensive   Total
                Common Stock  Paid-in    Development Income       Stockholders
               Shares  Amount Capital    Stage       (Expense)       Equity


Beginning
Balance
As of
06/30/95           100 $    0       490  $            $              (551,795)

Shares
Issued
(Conversion) 9,749,900  9,750                                        (693,624)

Shares
Issued as
Compensation   250,000    250    24,750
for Consulting
Services

Shares
Issued as
Repayment      500,000    500   162,626
of Director's
Loan

Shares
Issued for
Purchase       500,000    500   559,045                               167,683
of Property
& Equipment

Shares
Issued to
Various      7,583,960  7,584 1,707,473                               260,527
Individuals

Net Loss                                   (776,123)  $              (776,123)

Balance,
July 1,
2002        18,583,960 $18,583$2,454,384 $ (776,123)  $             1,696,844

Net Income
(Loss)                                     (464,931)  $              (464,931)

Balance,
June 30,
2003        18,583,960 $18,583$2,454,384 $(1,241,054) $             1,231,913


Balance,
July 1,
2003        18,583,960 $18,583$2,454,384 $(1,241,054) $             1,231,913

Prior period
adjustment                                    53,935                   53,935

Shares
issued for
partial
retirement
of Director's
Loans
between
07/01/03
and
06/30/04     3,287,042   3,287   425,017                              428,304

Shares
issued
between        912,000     912   227,088                              228,000
07/01/03
and
06/30/04
for cash
contribution
Net Income
(Loss)                                    (1,229,962)              (1,229,962)

Balance,
June 30,
2004        22,783,002 $22,782$3,106,489 $(2,417,081) $               712,191



See Accountant's Report And Notes To Financial Statements.



                                      F-4  (28)



                        TRB Systems International Inc.
                         (A Development Stage Company)
                    Consolidated Statement of Cash Flow
                For the Periods ended June 30, 2004 and 2003


                                    2004             2003          Inception

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)
for the period               $(1,229,962)     $  (464,931)         (1,908,981)

Adjustments to
Reconcile Net Income to
Net Cash provided by
Operating Activities:
Noncash Items Included
in (Net Loss) Earnings            53,935                -             428,576
Depreciation & Amortization      100,118          103,946             898,885
Decrease (Increase)
in Accounts Receivable          (317,608)         136,515          (1,763,033)
Decrease (Increase)
in Inventories                   (52,349)          (9,240)            (88,455)
Decrease (Increase)
in Note Receivable               (24,917)               -             (24,917)
Decrease (Increase)
in Deposit with a Supplier       (50,386)               -             (50,386)
Decrease (Increase)
in Prepaid Expenses               12,409                -              25,633
Decrease (Increase)
in Rent & Security Deposit       (43,748)               -            (180,337)
Decrease (Increase)
in Organization Cost                   -                -             (41,424)
Decrease (Increase)
in Deferred Tax Asset           (187,870)               -            (321,377)
Increase (Decrease)
in Accounts Payable and
Accrued Liabilities               85,848          (49,731)            120,224
Increase (Decrease)
in Obligation to
Distributors                           -                -            (125,000)

Total Adjustments               (424,568)         181,490          (1,121,611)

NET CASH PROVIDED BY
OPERATING ACTIVITIES          (1,654,530)        (283,441)         (3,030,592)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of Property
and Equipment                   (121,304)               -            (918,111)
Loss in Investment in
a Closely Held-Company         1,080,000          472,440                   -
Increase in Indebtedness
of Related Party                 (25,909)               -             (25,909)
Purchase of Patents                9,125           (5,475)            (22,544)

NET CASH USED IN
INVESTING ACTIVITIES             941,912          466,965            (966,564)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Issuance of Notes Payable        245,915                -             467,184
Payment of Auto Loans                  -                -              (5,071)
Increase in Legal
Judgments Payable                      -                -             381,000
Issuance of Convertible
Debt                             142,611                -             142,611
Issuance of Common Stock           4,200                -           2,466,928
Increase in Additional
Paid-in Capital                  652,105                -             652,105
Bank Loan-(Retired)
Accrued Interest                       -         (434,763)
Decrease) Increase
Director's Loans                (287,652)         246,194             (66,723)
Director's Loan -
Partially Retired                      -            4,153               4,153

NET CASH USED BY
FINANCING ACTIVITIES             757,179         (184,416)          4,042,187

Increase (Decrease) in
Cash and Cash Equivalents         44,561             (892)             45,031

CASH AND CASH EQUIVALENTS,
BEGINNING                            958            1,850                 488

CASH AND CASH EQUIVALENTS,
ENDING                       $    45,519      $       958              45,519

SUPPLEMENTAL DISCLOSURES
ON INTEREST AND INCOME
TAXES PAID

Interest paid for the period $    78,351      $    38,268
Income taxes paid for the
period                       $       500      $       100


See Accountant's Audit Report And Notes To Financial Statements.



                                      F-5  (29)



          TRB Systems International Inc. and Subsidiaries
                   (A Development Stage Company)
          Notes to Consolidated Financial Statements
                         June 30, 2004


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

   TRB Systems Inc. was established to produce and market bicycle, fitness and motorized two wheel transportation products. For the period from its inception to date, TRB Systems Inc. has been a development stage enterprise, and accordingly, the operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting testing of its products, exploring marketing channels and recruiting personnel.

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

Liquidity

 As of June 30, 2004, the Company had cash and cash equivalents totaling
$ 45,519 as compared to $ 958 at June 30, 2003. As of June 30, 2004, the Company had working capital of $ 810,179 compared to a working capital of $ 1,217,947 at June 30, 2003. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

   The Company believes its available cash, cash equivalents, in combination with additional license and distributor payments will be sufficient to meet its anticipated capital requirements. Prior to the commercialization of its products, substantial capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements to its operations, such as public and private financings. Further, the Company placed the first order of its products and believes that will generate new license and distributor agreements. There can be no assurance that any of these fundings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and TRB Systems Inc., the operating company.

   In accordance with the reverse takeover method of accounting, the consolidated financial statements of the Company include the accounts of TRB Systems International Inc. and the results of operations of TRB Systems Inc. for the periods ended June 30, 2004 and 2003.


        F-6  (30)


            TRB Systems International Inc. and Subsidiaries
                      (A Development Stage Company)
              Notes to Consolidated Financial Statements
                             June 30, 2004



Basis of Presentation

   The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates

Cash and Cash equivalents

   For the purpose of the statements of cash flows, the Company considers as cash equivalents: cash on hand, cash in banks, time deposits and all highly liquid short-term investments with maturity of three months or less.

Allowance for Doubtful Accounts

   The allowance for doubtful accounts is established through a charge to an expense account. The Company reserves based on experience and the risk assessed to each account.

Inventories

   Inventories consist of bicycles and bicycle parts. Inventories are stated at the lower of cost or market using FIFO (First In, First Out).

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


        F-7  (31)


            TRB Systems International Inc. and Subsidiaries
                      (A Development Stage Company)
             Notes to Consolidated Financial Statements
                            June 30, 2004



Impairment of Long-Lived Assets

   The Company has adopted FASB Statements No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total fair value is less than the carrying value of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

Intangible Assets

   Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

Income Tax

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credits carry-forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   A valuation allowance is established to reduce the deferred tax asset if it is more likely than not the related tax benefits will not be realized in the future.

Comprehensive Income

   The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Revenue Recognition

   License and distributor fees are earned and recognized according to the terms of each agreement.

License and Distributor Agreements

   The Company's license and distributor agreements provide for compensation to be paid during the first year of the agreements and eventual royalties on the sale of the products. Terms of the agreements typically commence as of the date executed and continue for a period of three years, renewable every three years.

   The Company has license agreements in the following countries: Japan, India, Nigeria & Benin, Canada, Ivory Coast, Tanzania, Brazil, Vietnam and Korea.

   The Company has distributor agreements in the following states in the United States: California in Orange County and Los Angeles County, Maryland, Delaware and New York in Long Island County and Queens County.


        F-8  (32)


               TRB Systems International Inc. and Subsidiaries
                       (A Development Stage Company)
                Notes to Consolidated Financial Statements
                              June 30, 2004


                      FUTURE COMMITMENTS PER AGREEMENTS

Countries      Sts/Conts        1st Yr      2nd Yr      3rd Yr    SUM
                                (Bikes)     (Bikes)     (Bikes)

JAPAN                          40,000      80,000     200,000   320,000
INDIA                          50,000      90,000     200,000   340,000
NIGERIA & BENIN                 5,000       9,000      10,000    24,000
TANZANIA                        1,000       2,000       3,000     6,000
VIETNAM                         4,000       7,000      10,000    21,000

Distributors
U.S.A.         CA-Orange Cnty   1,500       3,000       5,000     9,500
               CA-LA Cnty       3,000       5,000       7,000    15,000
               Maryland &
               Delaware         1,000       2,000       2,840     5,840
               New York-
               Long Island/
               Queens           1,000       2,000       3,000     6,000


Research and Development

   Research and product development costs are expensed as incurred. The Company incurred expense of $126,864 at June 30, 2004 compared to $ 47,878 at June 30, 2003.

Net Operating Loss Carry-forward

   Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

Reclassification

   Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

3. ACCOUNTS RECEIVABLE

   Accounts Receivable represents the balance due from the License and Distributor agreements.

                                            2004             2003
Accounts Receivable                   $  2,344,369     $  1,651,761
                                         2,344,369     $  1,651,761
Less-Allowance for
Doubtful Accounts                          375,000
                                         2,344,369        1,651,761

        F-9  (33)


           TRB Systems International Inc. and Subsidiaries
                    (A Development Stage Company)
            Notes to Consolidated Financial Statements
                            June 30, 2004


4. INVESTMENT IN EQUITY IN A CLOSELY-HELD COMPANY

   The Company entered into a consulting agreement with Kimvision.com, Inc. whereby TRB was paid in shares of the company. The book value of the shares was equal to the contract payment. TRB was informed that Kimvision.com, Inc. plans to become a public entity trading on a public exchange did not take effect. At this point this company is a non-operating company. Management decided to write off the investment.

5. PROPERTY AND EQUIPMENT

   Fixed assets are summarized by classifications as follows:

                                                    2004           2003
Office Equipment                                $   6,725          6,725
Tools and Machinery                                79,321         79,321
Automobile                                         34,000         34,000
Moldings                                          659,916        538,612
Booth for Show                                    137,470        137,470
Informational tapes and other promotional
materials                                          50,000         50,000
                                                  967,432        846,128
Less) Accumulated Depreciation                    846,129       (798,040)

                                                  121,303        100,117


6. RELATED PARTIES

   ABL Properties, wholly owned by Byung Yim, President, CEO of TRB Systems International Inc., and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

   Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of March 31, 2004 ABL Properties owes the Company $25,909.

   During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2004, the outstanding amount due was $ 96,861.

   During the year the outstanding loan of $ 517,843 due to Augustine Rheem, Vice-President and director of the Company was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $ 89,538 was forgiven.


        F-10  (34)


                    TRB Systems International Inc. and Subsidiaries
                           (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                   June 30, 2004


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2004 the accounts payable and accrued expenses were $ 455,660 compared to $ 370,312 as of June 30, 2003.

8. NOTES PAYABLE

   Notes payable are unsecured notes to individuals. During the year the Company borrowed $ 373,914 from individuals and retired $ 128,000 by issuing common shares. At of June 30, 2004, the Company had notes payable in the amount of $ 769,129 as compared to $ 523,215 at June 30, 2003. Two notes totaling $ 165,000 are on default, the Company intends to pay these notes on December 2004.

   Interest expense attributable to notes payable totaled $ 78,351 at June 30, 2004 and $ 55,858 at June 30, 2003.

Interest rate on the notes ranged from 10% to 24%.

9. CONVERTIBLE DEBT

   The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent.

10. PENDING SUITS AND JUDGMENT

   As of June 30, 2004, there are outstanding judgments in the amount of $ 381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors' Attorneys               2004        2003

David Kessler & Associates, LLC.           $ 44,000    $ 44,000
Sawtooth Marketing Group                     56,000      56,000
Cole, Schotz, Meiser, Forman & Leonard       89,000      89,000
Bernard Koff                                192,000     192,000
                 Total                      381,000     381,000


11. CAPITAL STOCK

   The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2004 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.


        F-11 (35)


               TRB Systems International Inc. and Subsidiaries
                         (A Development Stage Company)
                 Notes to Consolidated Financial Statements
                               June 30, 2004


12. NET LOSS PER SHARE

   Net loss per common share for the years ended June 30, 2004 and 2003 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

13. INCOME TAX

   The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                             2004                 2003
Net Deferred Tax Asset                    $ 970,572            $ 486,307
Deferred Tax Asset Valuation Allowance     (782,702)            (392,173)

Net Deferred Tax Asset                      187,870               94,134
Deferred Tax Benefit                         93,736               94,134


14. PRIOR PERIOD ADJUSTMENT

   The Company's financial statements at June 30, 2003 did not reflect the following:

   The effect of recognizing the deferred income tax provision required under FAS 109. The error was corrected by reflecting an adjustment to beginning retained earnings and a deferred asset account in the balance sheet.

    It did not reflect Salaries and Professional expense accrued in the period, nor interest expense on notes paid by Byung Yim. These errors we corrected by reflecting an adjustment to beginning retained earnings and a payable in the balance sheet.

   FAS 16 requires the disclosure of the effect of the correction in net income and earnings per share at June 30, 2003.




                                                        June 30, 2003
Net Income as originally reported                     $  (1,241,054)
Unrecorded Deferred Tax Benefit                              94,134
Unrecorded Salaries & Professional Expense                  (22,609)
Unrecorded Interest Expense                                 (17,590)


Net Income as restated                                $  (1,187,119)

Per Share Amounts:
Net Loss as originally reported                       $      (0.070)
Effect of recording Deferred Tax Benefit                      0.003


        F-12  (36)



             TRB Systems International Inc. and Subsidiaries
                      (A Development Stage Company)
              Notes to Consolidated Financial Statements
                            June 30, 2004


15. COMMITMENTS and CONTINGENCIES

   15.1 Lease Commitments

   The Company's future annual commitments at June 30, 2004 under an operating lease for office space is as follows:

Year ending June 30,                                 Operating lease

2005                                                $    65,217
2006                                                     65,217
2007                                                     10,870
2008                                                          -
2009                                                          -
  Total                                                 141,304

   Rental expense for years ending June 30, 2004 and 2003 are $65,217 and $18,208 respectively.

15.2   Litigation

   As per the Company, as of June 30, 2004, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems Inc. other than the judgments in Note 10.

16. SUBSEQUENT EVENTS

   The note receivable for $ 24,917 was due on June 30, 2004. The Company extended additional time for payment. The Company has become aware the borrower is in financial difficulty.


        F-13  (37)




                               CERTIFICATION

I, Byung Yim, certify that:

1. I have reviewed this annual report on Form 10-K of TRB Systems International Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 2, 2004


 /s/ Byung Yim
 --------------------------------
Byung Yim, Chief Executive Officer
  and Chief Financial Officer

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Annual Report of TRB Systems International Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 2, 2004


By: /s/Byung Yim
- -----------------------------------
Byung Yim, Chief Executive Officer
and Chief Financial Officer

Exhibit 99a

          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
TRB Systems International, Inc.


          CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form 10-KSB (Nos. 333-07242) of TRB Systems International, Inc. of our report dated
November 29, 2004 relating to the consolidated balance sheet and the related statement of operation, stockholders' equity (deficit), and cash flows for the year then ended
June 30, 2004, which reports appears or are incorporated by reference in the June 30, 2004 annual report on Form 10-K of TRB Systems International, Inc.



/s/ Sotomayor & Associates, LLP

Sotomayor & Associates, LLP
540 S Marengo Avenue
Pasadena, CA 91101

November 29, 2004