Form 10QSB
period 2004-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2005-11-18
CIK 1042610

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________________ to _________________

               Commission File Number:              333-07242
                                       ________________________________________


                           TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

                Delaware                           22-3522572
 -------------------------------------   --------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
      incorporation or organization)

             21 Hutton Avenue, Suite 3, West Orange, New Jersey 07039
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                             (201) 994-4488
-------------------------------------------------------------------------------
                        (Issuer's telephone number)

                                    N/A
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2004: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No  [X]




                           TRB SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheet..................................              3
    Consolidated Statements of Operations.......................              4
    Consolidated Statements of Cash Flows.......................              5
    Notes to Financial Statements (Unaudited)...................              6

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Control and Procedures.................................             16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................             16
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities........................             16
Item 4.  Submission of Matters to a Vote of Security Holders....             16
Item 5.  Other Information......................................             17
Item 6.  Exhibits and Reports on Form 8-K.......................             17

SIGNATURES








                         TRB SYSTEMS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                               September 30, 2004

                                     ASSETS

Current Assets:
Cash.....................................................       $           16
Accounts receivable, net.................................            1,969,369
Inventories..............................................               87,989
Other current assets.....................................               50,386
                                                                --------------
  Total current assets...................................            2,107,760

Indebtedness of related party............................               27,027
Property and equipment, net..............................              118,270
Deferred tax assets......................................              198,787
Other assets.............................................               44,791
                                                                ---------------
Total Assets.............................................       $    2,496,635
                                                                ===============


                      LIABILITIES AND SHAREHOLDER'S CAPITAL
Current Liabilities
Accounts payable and accrued liabilities.................       $      542,427
Notes payable............................................              806,114
Convertible debts........................................              142,611
Corporation income taxes payable.........................                  600
                                                                --------------
   Total current liabilities.............................            1,491,752

Indebtedness to related party............................               44,669
Legal judgments payable..................................              381,000
                                                                --------------

   Total liabilities.....................................            1,917,421

Shareholders' Equity
Capital Stock............................................               22,783
Additional paid-in capital...............................            3,106,489
Deficit accumulated during development stage.............          (2,550,058)
                                                                --------------
   Total shareholders' equity............................              579,214

Total liabilities and shareholders' equity...............       $    2,496,635
                                                                ==============




     See accompanying notes to the condensed consolidated financial statements






                            TRB SYSTEMS INTERNATIONAL, INC.
                         Consolidated Statement of Operations

                     For the Quarter Ended September 30, 2004 and 2003



                                                       2004           2003
                                                 ------------   --------------
Operating Revenue
Product sales................................    $          -   $          -
Cost of goods sold...........................               -              -
                                                 -------------   -------------
  Total Revenue..............................               -              -

Operating Costs and Expenses:
Auto expenses................................             172           2,015
Communication................................           1,889           1,109
Consulting...................................           2,500          16,180
Depreciation.................................           1,033          17,343
Employee salaries............................          11,026          31,755
Meals and entertainment......................               -          10,610
Miscellaneous expenses.......................             391           2,464
Office expenses..............................             661           1,530
Other operating expenses.....................             311               -
Overseas operating expenses..................          15,156           7,865
Professional fees............................           3,810          19,500
Rents........................................          16,304           4,670
Research and development.....................          10,776          15,110
ravel.......................................           13,369           1,845
                                                 -------------  -------------
  Total operating costs and expenses........           79,398         131,996

Net income from operations..................         (79,398)       (131,996)

Other income (expense)
Realized loss on notes receivable...........         (24,917)               -
Interest income.............................                6               -
Interest expenses...........................         (39,585)               -
                                                 -------------  -------------

Net income (loss) before income tax benefit.        (143,894)        (131,996)

Income tax
Income tax benefit..........................           10,917                -

Income (loss) from continuing operations....        (132,977)        (131,996)
                                                 ------------   --------------
Net income (loss)...........................        (132,977)        (131,996)
                                                 ============   ==============
Net income per share:
 Basic......................................     $     (0.11)    $      (0.07)
                                                 ============   ==============




   See accompanying notes to the condensed consolidated financial statements






                          TRB Systems International, Inc.
                       Consolidated Statements of Cash Flow

                  For the Three Months Ended September 30, 2004 and 2003


                                                      2004           2003
                                                  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................       $  (132,977)   $   (131,996)
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation.............................              3,033          17,343
  Decrease (increase) in accounts receivable                 -           6,160
  Decrease (increase in inventories........                  -         (2,750)
  Decrease (increase) in notes receivable..             24,917               -
  Decrease (increase) in indebtedness of
   related party...........................             (1,118)              -
  Decrease (increase) in deferred taxes....            (10,917)              -
  Increase (decrease) in accounts payable
   and accrued liabilities.................              86,767         34,505
                                                  -------------   ------------
  Total adjustments........................             102,682         55,258

Net cash provided by operating activities..            (30,295)       (76,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase indebtedness of related party.....                   -          1,300
                                                  --------------  ------------
Net cash used in investing activities......                   -          1,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable..................              36,984              -
(Decrease) increase director's loans.......            (52,192)         76,575
                                                   -------------   ------------
Net cash used by financing activities......            (15,208)         76,575

Decrease (increase) in cash and cash equivalents       (45,503)          1,137

Cash and cash equivalents, beginning.......              45,518            958
                                                    ------------  ------------
Cash and cash equivalents, ending..........         $        16    $     2,095
                                                    ============  =============


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid..............................          $   39,585     $        -
                                                     ==========    ============
Income taxes paid..........................          $        -     $        -
                                                     ==========    ============


     See accompanying notes to the condensed consolidated financial statements






                 TRB Systems International, Inc. and Subsidiaries
                         (A Development Stage Company)

                    Notes to Consolidated Financial Statements
                              September 30, 2004



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

Liquidity

As of September 30, 2004, the Company had cash and cash equivalents totaling $16 as compared to $2,095 at September 30, 2003. As of September 30, 2004, the Company had working capital of $ 616,008 compared to a working capital of $ 1,181,169 at September 30, 2003. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

The Company believes its available cash, cash equivalents, in combination with additional license and distributor payments will be sufficient to meet its anticipated capital requirements. Prior to the commercialization of its products, substantial capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements to its operations, such as public and private financings. Further, the Company placed the first order of its products and believes that will generate new license and distributor agreements. There can be no assurance that any of these findings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and TRB Systems Inc., the operating company. In accordance with the reverse takeover method of accounting, the consolidated financial statements of the Company include the accounts of TRB Systems International Inc. and the results of operations of TRB Systems Inc. for the periods ended September 30, 2004 and 2003.

Basis of Presentation

The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates.

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

                                     1st Yr       2nd Yr        3rd Yr
  Countries      Sates/Counties      (Bikes)     (Bikes)       (Bikes)     Total
--------------   ----------------   ---------   ----------  ----------   ---------
 Japan                               40,000       80,000       200,000    320,000
 India                               50,000       90,000       200,000    340,000
 Nigeria & Benin                      5,000        9,000        10,000     24,000
 Tanzania                             1,000        2,000         3,000      6,000
 Vietnam                              4,000        7,000        10,000     21,000
 Korea                               13,000       31,000        62,000    106,000

 Distributors
  U.S.A.        CA-Orange County      1,500        3,000         5,000      9,500
                CA-LA County          3,000        5,000         7,000     15,000
                Maryland and Delaware 1,000        2,000         2,840      5,840
                New York-Long Island
                         /Queens      1,000        2,000         3,000      6,000
---------------------------------------------------------------------------------

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $10,776 for the 3-month period ended September 30, 2004 as compared to $ 15,110 for the 3-month period ended September 30, 2003.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.
                                              2004              2003
                                          ------------     -------------

  Accounts Receivable                     $  2,344,369       $ 1,651,761
                                          ------------       -----------
                                             2,344,369         1,651,761
  Less: Allowance for doubtful account         375,000
                                          -------------      ------------
                                          $  1,968,769       $  1,651,761

4.  INVESTMENT IN EQUITY IN A CLOSELY-HELD COMPANY

The Company entered into a consulting agreement with Kimvision.com, Inc. whereby TRB was paid in shares of the company. The book value of the shares was equal to the contract payment. TRB was informed that Kimvision.com, Inc plans to become a public entity trading on a public exchange did not take effect. At this point this company is a non-operating company. Management decided to write off the investment.

5.  PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                            2004           2003
                                     -------------   --------------

  Office equipment                   $      6,725     $       6,725
  Tools and machinery                      79,321            79,321
  Automobile                               34,000            34,000
  Moldings                                659,916           538,612
  Booth for show                          137,400           137,400
  Information tapes and
    other promotional materials            50,000            50,000
                                      ------------     ------------
                                          967,432           846,128
  Less: Accumulated depreciation          849,162           763,384
                                      -------------    -------------
                                      $   118,270       $    82,744
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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2004 ABL Properties owes the Company $27,027.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2004, the outstanding amount due was $ 44,669.

During the prior fiscal year ended June 30, 2004, the outstanding loan of $ 517,843 due to Augustine Rheem, Vice-President and director of the Company was retired and compensated by issuing 3,287,042 shares for $428,305. The balance of $89,538 was forgiven.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2004 the accounts payable and accrued expenses were $ 542,427 compared to $ 402,067 as of September 30, 2003.

8.  NOTES PAYABLE

Notes payable are unsecured notes to individuals. During the recent quarter, the Company borrowed $36,984 from individuals. At of September 30, 2004, the Company had notes payable in the amount of $806,114 as compared to $ 523,215 at September 30, 2003. Interest expense attributable to notes payable totaled $39,585 at September 30, 2004. Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that the Company paid 20% for two months.

9.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2004 the lenders have not exercised their option, management is negotiating an extension on the notes.

10.  PENDING SUITS AND JUDGMENT

As of September 30, 2004, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:
                                               2004             2003
  Creditors/Creditors' attorneys           -------------  --------------

    David, Kessler & Associates LLC         $   44,000     $    44,000
    Sawtooth Marketing Group                    56,000          56,000
    Cole, Schotz, Merser, Forman & Leonard      89,000          89,000
    Bernard & Koff                             192,000         192,000
                                           ------------    ------------
                                            $  381,000     $   381,000
11.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of September 30, 2004 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $3,106,489.

12. NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2004 and 2003 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

13.  FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

14.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

 Net deferred tax assets                      $   1,026,957    $      -
 Deferred tax asset valuation allowance           (828,170)           -
                                              -------------    ----------

 Net deferred assets                               198,787            -
                                              -------------    ----------
 Deferred tax benefit                          $    10,917            -


15.  COMMITMENTS AND CONTINGENCIES

15.1 Lease Commitments

The Company's future annual commitments at September 30, 2004 under an operating lease for office space were as follows:

                                    Operating Lease
                                    ---------------

     2005                            $    48,913
     2006                                 65,217
     2007                                 10,870
     2008                                      -
     2009                                      -
  -----------------------------------------------
             Total                   $   125,000


Rental expense for the 3-month ended September 30, 2004 and 2003 are $16,304 and $ 4,670 respectively.

15.2   Litigation

As per the Company, as of September 30, 2004, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 10.

16.  SUBSEQUENT EVENTS

TRB was not able to pay the short-tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRB will have to extend 2000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2005.

TRB was not able to pay the short-term note due on December 31, 2004 to Young Sik Kwon in the amount of $347,826. Management is negotiating an extension for payment. At this time there is no assurance that an agreement for extension will occur and this may have a material adverse effect on the financial condition of TRB International Systems, Inc.


Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

Overview

TRB Systems International Inc. ("We" or the "Company") was incorporated in the State of Delaware in 1997. We conduct our business through our wholly owned subsidiary, TRB Systems Inc., which engages in the business of developing, marketing, and manufacturing a line of TPS bicycles. As of the date of this report, we are still in the process of developing and testing the TPS bicycles. Although we have received $896,565 and $242,979 of license and distribution fee income in 2004 and 2003, respectively, we are not expected to generate product sales revenues until we complete improving our products and testing, which we expect in late 2006.

Results of Operations

For the quarter ended September 30, 2004, we had done the following:

(1) We worked with Tianjin Fushida Bicycle Co., Ltd, the largest bicycle manufacturer in China, and have competed all the required product test for 6-Way Multi-Function Bike except Part # C-72 and Plastic Cap Cove of Crank Arm;

(2)  All parts of 2-Way Bike are made ready except Xidesheng Part # A-118;

(3) 1-Way Bike was completely ready for test except Part # KT-747 of The Kun Teng Ind. Co., Ltd, one of the top 2 hub maker in the world;

(4) All the parts of TRB-Exercise Bike were ready for testing except TRB-Monitors by TRB's own mold and toe-clip; and

(5) All the parts of TRB-Electric Bike were ready for testing except a little more of improvement of controller was needed.

Three Months Ended September 30, 2004 and 2003

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

Revenues

For the quarter ended September 30, 2004, we had no revenues, nor was there any revenue in the same period last fiscal year.

Operating Expenses

For the three months ended September 30, 2004, our operating expenses were $79,398, compared with $131,996 during the same period of the prior year. The decrease (39.8%) in operating expenses was primarily due to our lack of operating capital, which we had to cut expenses across board, particularly in salary expenses, professional fees, meal and entertainment, R&D, and consulting expenses.

Net Loss

For the three months ended September 30, 2004, we had net loss of $132,977, or $0.11 per share, compared with net loss of $131,996, or $0.07 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. As of September 30, 2004, we had cash and cash equivalents totaling $16 as compared to $2,095 at September 30, 2003. As of September 30, 2004, we had working capital of $616,008 as compared to a working capital of $1,181,169 at September 30, 2003. We have outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

We may need to obtain additional sources of financing over the next 12 months in order to complete our product improvements and product testing. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

As of September 30, 2004, there were no off-balance arrangements.


Item 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                             PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         N/A

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits:

        31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K:   None.



                              SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRB Systems International Inc.


By: /s/ Byung Yim
--------------------------------
Byung Yim, President, CEO and CFO

Date: November 15, 2005