Form 10QSB
period 2004-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2006-05-08
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ____________ to ______________

               Commission File Number:          333-07242
                                       _____________________________________

                       TRB SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

               Delaware                              22-3522572
 -----------------------------------  ------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                     1472 Cedarwood Dr. Piscataway, NJ 08854
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               877-872-2400
--------------------------------------------------------------------------------
                        (Issuer's telephone number)

                                   N/A
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity: As of December 31, 2004: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


                       TRB SYSTEMS INTERNATIONAL INC.

                              FORM 10-QSB

                                INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Balance Sheet as of December 31, 2004 (unaudited).........      3
 Consolidated Statements of Operations for the Three and Six
  Months ended December 31, 2004 and 2003 (unaudited)...................      4
 Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2004 and 2003 (unaudited)................................      5
 Notes to Financial Statements..........................................      6

Item 2. Management's Discussion and Analysis or Plan of Operation.......     14

Item 3.  Control and Procedures.........................................     16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     16
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.....     17
Item 3.  Defaults Upon Senior Securities................................     17
Item 4.  Submission of Matters to a Vote of Security Holders............     17
Item 5.  Other Information..............................................     17
Item 6.  Exhibits and Reports on Form 8-K...............................     17

SIGNATURES






                          TRB SYSTEMS INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               December 31, 2004


                                   ASSETS
CURRENT ASSETS:
Cash............................................             $             7
Accounts receivable (Note 3)....................                   1,969,369
Deposit with a Supplier.........................                      50,386
Inventories.....................................                      87,989
                                                             ---------------
                                                                   2,107,751
OTHER ASSETS
Indebtedness of related party (Note 6)..........                      28,623
Property and equipment, net (Note 5)............                     115,237
Deferred tax assets.............................                     198,787
Other assets....................................                      44,791
                                                            ----------------
                                                                     387,438

TOTAL ASSETS....................................             $     2,495,189
                                                            ================

                  LIABILITIES AND SHAREHOLDER'S CAPITAL

CURRENT LIABILITIES
Notes and interest payable (Note 8).............             $    1,434,020
Accounts payable and accrued expresses (Note 7).                    378,034
Convertible debts (Note 9)......................                    142,611
Corporation income taxes payable................                        600
                                                            ---------------
                                                                  1,955,265
LONG-TERM LIABILITIES
Director's Loan (Note 6)........................                     50,272
Legal judgments payable (Note 10 & 13)..........                    381,000
                                                            ---------------
                                                                    431,272
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 30,000,000 shares
  authorized, 22,783,002 shares issued and
  outstanding (Note 11).........................                     22,783
Additional paid-in capital......................                  3,106,489
Retained earnings (deficit).....................                (3,020,620)
                                                           ----------------
                                                                    108,652

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......            $     2,495,189
                                                            ===============


   See accompanying notes to the condensed consolidated financial statements





                         TRB SYSTEMS INTERNATIONAL, INC.
                         (A Development Stage Company)
               Consolidated Statement of Operations (Unaudited)
        For the Three and Six Months Ended December 31, 2004 and 2003



                                                Three Months                   Six Months
                                               Ended Dec. 31,                 Ended Dec. 31,
                                        -----------------------------   -------------------------
                                           2004           2003              2004           2003
                                        -----------------------------   -------------------------
Operating Revenue
Product sales.....................       $         -     $         -     $         -   $       -
Cost of goods sold................                 -               -               -           -
                                        -------------    ------------    ------------  ----------
                                                   -               -               -           -
Operating Expenses:
Amortization......................                 -          17,343               -      34,686
Auto expenses.....................                 -           2,130             172       4,145
Communication.....................               940           1,025           2,829       2,134
Consulting........................                 -               -           2,500      20,780
Depreciation......................             3,033               -           6,066           -
Employee salaries.................            11,026           4,600          22,052      31,755
Meals and entertainment...........                 -           8,120               -      18,730
Miscellaneous expenses............                 -           1,046           1,373       3,510
Office expenses...................             8,186             980           8,847       2,510
Overseas operating expenses.......             4,648           8,255          19,804      16,120
Professional fees.................            14,988           3,010          18,798      22,510
Rents.............................            16,305           4,670          32,609       9,340
Research and development..........             6,122          20,100          16,898      35,210
Travel............................             4,052             765          17,421       2,610
                                       -------------    -------------    ------------  ----------
 Total operating costs and expenses           69,971          72,044         149,369     204,040

NET LOSS FROM OPERATIONS..........          (69,971)        (72,044)       (149,369)   (204,040)

OTHER INCOME (EXPENSE)
Income from forgiveness of debt...                 -               -        124,414            -
Realized loss on net receivable...                 -               -       (24,917)            -
Interest income...................                 -               -              6            -
Interest expense..................         (201,339)               -      (240,924)            -
                                       -------------   --------------   ------------  -----------
NET LOSS BEFORE INCOME TAX........         (271,310)        (72,044)      (290,790)    (204,040)

INCOME TAX
Income tax benefit................                 -               -         10,917           -
                                       -------------   --------------   ------------- -----------
NET LOSS..........................     $   (271,310)   $     (72,044)   $  (279,873)  $ (204,040)
                                       =============   ==============   ============= ===========

RETAINED DEFICIT, at Beginning....                        (1,373,050)    (2,417,081)  (1,241,054)

RETAINED DECIFIC, at End..........                        (1,445,094)    (2,696,954)  (1,445,094)
                                                       ==============   ============  ===========

Earnings (loss) per share (Note 12)    $   (0.012)     $     (0.004)    $     (0.01)   $   (0.01)
                                       ===========     =============    ============   ==========



         See accompanying notes to the condensed consolidated financial statements






                      TRB SYSTEMS INTERNATIONAL, INC.
                      (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
             For the Six Months Ended December 31, 2004 and 2003



                                                        2004                 2003
                                                  ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................        $  (279,873)       $  (204,040)
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization................              6,066             34,686
Decrease (increase) in inventories...........                  -              (900)
Decrease (increase) in notes receivable......             24,917                  -
Decrease (increase) in indebtedness of related party     (1,118)                  -
Decrease (increase) in deferred taxes........           (10,917)                  -
Increase (decrease) in accounts payable and
  accrued liabilities........................             36,767           (43,319)
                                                 ----------------     --------------
    Total adjustments........................             55,715            (9,533)

Net cash used by operating activities........          (224,158)          (213,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase indebtedness of related party.......            (1,596)                  -
Purchase of patents..........................                  -              6,145
                                                 ---------------      -------------
Net cash provided (used) in investing activities         (1,596)              6,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable....................            129,970                  -
Issuance of common stock.....................                  -            100,000
(Decrease) increase director's loans.........           (50,272)            108,330
                                                 ---------------      --------------
Net cash provided by financing activities....            180,242            208,330

Increase (decrease) in cash and cash equivalents        (45,512)                902

Cash and cash equivalents, beginning.........             45,519                958
                                                 ---------------     --------------
Cash and cash equivalents, ending............     $            7     $        1,860
                                                 ===============     ==============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid................................     $      240,924     $            -
                                                 ===============     ==============
Income taxes paid............................     $            -     $            -
                                                 ===============     ==============


    See accompanying notes to the condensed consolidated financial statements






                        TRB SYSTEMS INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                               December 31, 2004


1. ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. is a Delaware corporation, incorporated on April 11, 1997. It is a holding company whose only asset is 100% of the voting common stock in TRB Systems Inc., a Delaware Corporation.

TRB Systems Inc. was incorporated under the laws of Delaware on April 17, 1994, on which day it merged with TRB Systems Inc., a Corporation incorporated under the laws of New York on July 12, 1993, to form TRB Systems Inc

TRB Systems Inc. was established to produce and market bicycle, fitness and motorized two wheel transportation products. For the period from its inception to date, TRB Systems Inc. has been a development stage enterprise, and accordingly, the operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting testing of its products, exploring marketing channels and recruiting personnel.

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

Liquidity

As of December 31, 2004, the Company had cash and cash equivalents totaling $7 as compared to $ 1,860 at December 31, 2004. As of December 31, 2004, the Company had working capital of $ 152,486 compared to a working capital of $839,853 at December 31, 2003. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and TRB Systems Inc., the operating company. In accordance with the reverse takeover method of accounting, the consolidated financial statements of the Company include the accounts of TRB Systems International Inc. and the results of operations of TRB Systems Inc. for the periods ended December 31, 2004 and 2003.

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

Future Commitments Per Agreements

   Countries      State/Counties       1st Yr          2nd Yr        3rd Yr       Total
--------------   ---------------    -----------   --------------  ----------   ----------
Japan                                  40,000         80,000       200,000       320,000
India                                  50,000         90,000       200,000       340,000
Nigeria & Benin                         5,000          9,000        10,000        24,000
Tanzania                                1,000          2,000         3,000         6,000
Vietnam                                 4,000          7,000        10,000        21,000
Korea                                  13,000         31,000        62,000       106,000

Distributors
USA              CA-Orange County       1,500          3,000         5,000         9,500
                 CA-LA County           3,000          5,000         7,000        15,000
                 Maryland & Delaware    1,000          2,000         2,800         5,840
                 New York
                    -Long Island/Queens 1,000          2,000         3,000         6,000
-----------------------------------------------------------------------------------------

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $16,898 for the 6-months period ended December 31, 2004 as compared to $ 35,210 for the 6-months period ended December 31, 2003.

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

3. ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.


                                                 12/31/2004
                                               --------------

   Accounts Receivable                         $    2,344,369
                                               --------------
                                                    2,344,369
   Less: Allowance for Doubtful Accounts              375,000
                                               --------------
                                                    1,969,369

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

5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:


                                            2004               2003
                                       --------------------------------
  Office Equipment                     $    6,725         $    6,725
  Tools and Machinery                      79,321             79,321
  Automobile                               34,000             34,000
  Moldings                                659,916            659,916
  Booth for shaw                          137,470            137,470
  Information tapes and other
    promotional materials                  50,000             50,000
                                        ----------        ----------
                                          967,432            967,432
  Less: Accumulated Depreciation          852,195            902,001
                                        ----------        -----------
                                          115,237             65,431
                                        ==========        ===========

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2004, ABL Properties owes the Company $28,623.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2004, the outstanding amount due was $ 50,272.

During the prior fiscal year ended December 31, 2004, the outstanding loan of $517,843 due to Augustine Rheem, Vice-President and director of the Company was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $ 124,414 was forgiven.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of December 31, 2004 the accounts payable and accrued expenses were $ 378,034 compared to $ 326,993 as of December 31, 2003.

8.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. At of December 31, 2004, the Company had notes and interest payable in the amount of $ 1,434,020 as compared to $ 423,215 at December 31, 2003. Interest expense attributable to notes payable totaled $ 240,924 for the 6-months period ended December 31, 2004. Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that the Company paid 20% for two months.

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

10.  PENDING SUITS AND JUDGMENT

As of December 31, 2004, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

                                                  2004              2003
                                           ---------------   ---------------
Creditors/Creditors' attorney
  David, Kessler & Associates, LLC         $      44,000      $      44,000
  Sawtooth Marketing Group                        56,000             56,000
  Cole, Schotz, Meiser, Forman & Leonard          89,000             89,000
  Bernard & Koff                                 192,000            192,000
                                           ---------------   ---------------
                                                 381,000            381,000

11.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of December 31, 2004 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

12.  NET LOSS PER SHARE

Net loss per common share for the years ended December 31, 2004 and 2004 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

13.  FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

14.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:


                                                      2004
                                                --------------
    Net Deferred Tax Asset                      $   1,026,957
    Deferred Tax Asset Valuation Allowance          (828,170)
                                                --------------
    Net Deferred Tax Asset                            198,787
	                                          --------------
    Deferred Tax Benefit                               10,917
                                                 -------------

15.  COMMITMENTS AND CONTINGENCIES

15.1 Lease Commitments

The Company's future annual commitments at December 31, 2004 under an operating lease for office space in Seoul, Korea is $ 36,000 per year for each of the succeeding five years. This lease was later terminated and the Company obtained a new lease in Tianjin China commencing February 2005. The minimum annual obligations under the leases are $ 12,000 for the year ending December 31, 2005, $12,000 for December 31, 2006 and $ 2,000 for December 31, 2007.

Rental expense for the quarter ended December 31, 2004 and 2003 are $ 24,925 and $ 9,340 respectively.

15.2   Litigation

As per the Company, as of December 31, 2004, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 10.

16.  SUBSEQUENT EVENTS

TRB was not able to pay the short tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRB will have to extend 2000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2004.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

As of the date of this report, we are still in the process of developing, improving and testing our TPS bicycles. We are not expected to generate product sales revenues until we complete improving our products and testing, which we expect in late 2006 or early 2007.

Results of Operations

For the three months ended December 31, 2004, we had done the following:

(1) Six 6-way Multi-Function Bike. The mold of Plastic Cap Cover of Crank Arm was completed, and the mold of Part # C-72 was largely finished;

(2) Two-Way Bike: We worked with Shen Zhen Xidesheng Bicyle Co., Ltd, a bicycle manufacturer in China, to redesign Xidecheng Part # A-118;

(3) One-Way Bike: All tests were completed. But we tried to further improve the quality of the products; and

(4) Alenax-Exercise Bike: Mold of toe-clip was finished. But the mold of Alenax-Monitors was only 80% done.

During the three months ended December 31, 2004, we had a meeting with each of Beijing Television Station and Shanghai CJ Television Station. The purpose of those meetings was trying to find a marketing channel (home shipping on TV) for our products.

During the quarter, we began to set up a subsidiary "Alenax (Tianjin) International Corp" in Tianjing, China, in order to better control, inspect, supervise and manage the working relations with OEM manufacturers in China.

Three Months Ended December 30, 2004 and 2003

Revenues

For the quarter ended December 31, 2004, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the three months ended December 31, 2004, our operating expenses were $69,971, compared with $72,044 during the same period of the prior year. Due to the establishment of our new subsidiary in Tianjing, China, our employee salaries increased by 139%, from $4,600 for the three months ended December 31, 2003 to $11,026 for the same period in 2004, and office rent increased from $4,670 in 2004 to $16,305 in 2005. At the same time, our R&D expenses decreased from $20,100 for the three months ended December 31, 2003 to $6,122 for the same period in 2004.

Interest Expense

During the three months ended December 31, 2004, we had interest expense of $201,339 (2003: Nile).

Net Loss

For the three months ended December 31, 2004, we had net loss of $271,310, or $0.01 per share, compared with net loss of $72,044, or $0.00 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. During the three months ended December 31, 2004, we borrowed a total of $148,777 through unsecured short-term loans. At of December 31, 2004, we had notes payable in the amount of $1,434,020 as compared to $423,215 at December 31, 2003. Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that we paid 20% for two months.

We may need to obtain additional sources of financing over the next 12 months in order to complete our product improvements and product testing. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

As of December 31, 2004, there were no off-balance arrangements.


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

(ii) 	 There is an outstanding action in the Supreme Court of New Jersey for the collection of a debt by Bernard Koff for moneys lent to TRBI in 1995. The action has been settled for $192,000.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:  N/A.


Item 3.  Defaults Upon Senior Securities:  N/A.


Item 4.  Submission of Matters to a Vote of Security Holders:  N/A.


Item 5.  Other Information:  N/A.


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:   None.



                                     SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRB Systems International Inc.



By:/s/ Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO


















Date: May 7, 2006