Form 10QSB
period 2005-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2006-05-08
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ______________ to ______________

               Commission File Number:              333-07242
                                        _______________________________________

                              TRB SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Delaware                                22-3522572
 -----------------------------------   -----------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2005: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




                        TRB SYSTEMS INTERNATIONAL INC.

                               FORM 10-QSB

                                 INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of March 31, 2005 (unaudited)..........       3
  Consolidated Statements of Operations for the Three and
    Nine Months ended March 31, 2005 and 2004 (unaudited)..............       4
  Consolidated Statements of Cash Flows for the Nine Months
    Ended March 31, 2005 and 2004 (unaudited)..........................       5
  Notes to Financial Statements........................................       6

Item 2. Management's Discussion and Analysis or Plan of Operation......      11

Item 3.  Control and Procedures........................................      13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      13
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds....      14
Item 3.  Defaults Upon Senior Securities...............................      14
Item 4.  Submission of Matters to a Vote of Security Holders...........      14
Item 5.  Other Information.............................................      14
Item 6.  Exhibits and Reports on Form 8-K..............................      14

SIGNATURES






                       TRB SYSTEMS INTERNATIONAL, INC.
                       (A Development Stage Company)
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            March 31, 2005


                                ASSETS


CURRENT ASSETS:
Cash...................................................        $            1
Accounts receivable (Note 3)...........................             1,969,369
Inventories............................................                87,989
Deposit with a Supplier................................                50,386
                                                               ---------------
                                                                    2,107,745
OTHER ASSETS
Property and equipment, net............................               112,205
Security Deposit.......................................                44,791
Indebtedness of related party (Note 4).................                31,014
Deferred tax assets....................................               198,787
                                                              ---------------
                                                                      386,797

TOTAL ASSETS...........................................       $     2,494,542
                                                              ===============


                LIABILITIES AND SHAREHOLDER'S CAPITAL


CURRENT LIABILITIES
Notes and accrued interest payable.....................       $    1,517,254
Accounts payable and accrued expresses (Note 5)........              378,024
Convertible debts......................................              142,611
Corporation income taxes payable.......................                  600
                                                              --------------
                                                                   2,038,489
LONG-TERM LIABILITIES
Legal judgments payable (Note 11)......................              381,000
Director's Loan (Note 7)...............................               79,389
                                                              --------------
                                                                     460,389
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 30,000,000 shares authorized,
  22,783,002 shares issued and outstanding (Note 8).....              22,783
Additional paid-in capital..............................           3,106,489
Retained earnings (deficit).............................          (3,133,608)
                                                              ---------------
                                                                      (4,336)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............      $     2,494,542
                                                              ===============


  See accompanying notes to the condensed consolidated financial statements




                        TRB SYSTEMS INTERNATIONAL, INC.
                       (A Development Stage Company)
                 Consolidated Statement of Operations (Unaudited)
             For the Three and Nine Months Ended March 31, 2005 and 2004



                                                  Three Months                  Nine Months
                                                  Ended March 31,              Ended March 31,
                                          ----------------------------   -----------------------
                                              2005          2004            2005          2004
                                          ----------------------------   -----------------------

Revenues from Product sales.......        $         -     $        -      $        -    $      -
Cost of goods sold................                  -              -               -           -
                                          ------------   ------------     -----------  ---------
                                                    -              -               -           -
Operating Expenses:
Auto expenses (Note 11)...........                  -          2,065              172      6,210
Communication.....................                 94            930            2,293      3,064
Consulting........................                  -          5,255            2,500     26,035
Depreciation and amortization.....              3,033         17,343            9,098     52,029
Employee salaries.................              3,334              -           25,386     31,755
Meals and entertainment...........                  -          2,860                -     21,590
Miscellaneous expenses............              4,617            197            5,560      3,707
Office expenses...................                  -          2,510            8,847      5,020
Overseas operating expenses.......             11,991          3,560           31,795     19,680
Professional fees.................              7,124          1,245           25,922     23,755
Rents (Note 13)...................                  -          4,670           32,609     14,010
Shipping and delivery.............                  -              -              431          -
Public company expenses...........              1,886              -            1,886          -
Research and development..........                  -         12,468           16,898     47,678
Travel............................                  -          4,280           17,421      6,890
                                          ------------  -------------  -------------- -----------
                                               32,079         57,383          181,448    261,423

LOSS FROM OPERATIONS..............           (32,079)       (57,383)        (181,448)  (261,423)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts..                  -         89,538               -      89,538
Foreign currency conversion.......                  1              -               1           -
Realized loss on investment.......                  -    (1,080,000)        (24,917) (1,080,000)
Interest income (expense).........           (65,585)              -       (306,509)           -
                                         ------------  -------------   ------------- -----------
NET INCOME (LOSS) BEFORE INCOME TAX          (97,663)    (1,047,845)       (388,453) (1,251,885)

INCOME TAX
Income tax expenses...............                  -          (500)               -       (500)
Income tax benefit................                  -         87,854          10,917      87,854
                                        -------------  -------------   ------------- ------------
NET LOSS..........................      $    (97,663)  $   (960,491)   $   (377,536) $(1,164,531)
                                        =============  =============   ============= ============

                                        $    (0.002)   $      (0.10)   $     (0.010) $    (0.100)
                                        ============   =============   ============= ===========


See accompanying notes to the condensed consolidated financial statements








                      TRB SYSTEMS INTERNATIONAL, INC.
                        (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               For the Nine Months Ended March 31, 2005 and 2004




                                                           2005                 2004
                                                    -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................       $     (377,536)     $     (1,164,531)
Adjustments to reconcile net income
to net cash provided by operating activities:
Non-cash items included in net loss...........                9,098                146,163
Increase in income tax payable................                    -                    500
Decrease (increase) in notes receivable.......               24,917                      -
Decrease (increase) in inventory..............                    -                  (900)
Decrease (increase) in notes and interest payable           147,381               (16,161)
Increase (decrease) in accounts payable
  and other payable...........................               46,778                     -
                                                    ----------------     -----------------
                                                          (149,362)            (1,034,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investment in a closely held company                  -              1,080,000
Increase indebtedness of related party.........             (5,105)               (16,784)
Expenditure for property and equipment.........             (3,334)                      -
Decrease in prepaid expenses...................                   -                 12,409
Loan payable reclassified from long-term.......                   -                100,000
Expenses (expenditure) for patent..............            (10,917)              (181,988)
                                                    ---------------      -----------------
                                                           (19,356)                993,637

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan payable reclassified to short-term.......                   -                100,000
Issuance of common stock.......................             130,866                528,305
 Director's loans (repaid).....................             (7,666)              (384,513)
                                                    ----------------     -----------------
                                                            123,200                 43,792

Increase (decrease) in cash and cash equivalents           (45,518)                  2,500

Cash and cash equivalents, beginning............             45,519                    958
                                                    ----------------     ------------------
Cash and cash equivalents, ending...............    $             7       $          3,458
                                                    ================     =================


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid...................................    $       306,509       $             -
                                                    ===============      =================
Income taxes paid...............................    $             -       $             -
                                                    ===============      =================



        See accompanying notes to the condensed consolidated financial statements









                            TRB SYSTEMS INTERNATIONAL, INC.

              Notes to Consolidated Comparative Financial Statements
                              March 31, 2005 and 2004

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

In accordance with the reverse takeover method of accounting, these consolidated financial statements of the Company include the accounts of TRB Systems International, Inc. together with the results of TRB systems Inc. for the periods ended March 31, 2005 and 2004.

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

k) Research and  Development Cost

All research and development expenditures have been capitalized and are being amortized on a ten year straight line basis. Costs incurred internally have been historically charged as expenses, until technological feasibility for the product line had been established, after which they were capitalized over the expected life of the technology. (SFAS 86).

3. Accounts Receivable and License and Distributor Fees

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 2,290,000 as of March 31,2005 before provision for allowance for doubtful accounts and the below is the detail of the licensees and distributors.


Accounts Receivable from Licensees and Distributors as of March 31, 2005:


         COUNTRY            LICENCEES & DISTRIBUTORS         BALANCE
----------------------  ----------------------------------   ------------ -
LICENSEES

INDIA                   JANAK SHAH                            $   25,000
	                  955 SOUTH END
                        WOODMERE, NY 11598, U.S.A.

NIGERIA/BENIN	      STELLA KUJEMBOLA                          60,000
	                  COMPLETE REHABILITATION
                        303 GEORGE ST., SUITE G-7
	                  NEW BRUNSWICK NJ 08901

BRAZIL	            HYO IN KIM LEE/EUN BONG CHUNG .          700,000
	                  R. BARA'O DE LADALEO 645,
                        PARE. SAO PAULO, S.P., BRAZIL

TANZANIA	            ABBAS R. DATOO                            65,000
	                  14 LIMOLITE RD.
                        HACKETTSTOWN, NJ 07840, U.S.A.

VIETNAM                 OH J. KWON                                40,000
	                  140-71 34TH AVE.
                        FLUSHING, NY 11354, U.S.A.

CANADA                  EUGENE KO                                140,000
	                  CHINA-GEM LTD., 10/F Unit H,
                        Kaiser Estate2 52 Mah Yue St.,
	                  HUNG HOM KOWLOON, HONG KONG

                        JOON Y.OKAZAKI                           950,000
JAPAN 	            85-6 OTORINISHIMACHI-1-CHO
                        OSAKA CITY, OSAKA, 598-8326

DISTRIBUTORS

ORANGE COUNTY &
3 OTHER COUNTIES
OF CALIFORNIA          KISHOR M. DATTANI                        100,000
	                 25401 CLASIC DR.
                       MISSION, CA 92691

LA COUNTY CALIFORNIA   HYUN KIM                                 160,000
	                 1628 S. HEA THER HILL RD
                       HACIENDA HEIGHTS, CA 91745
                       PH:213-623-1675/FAX:213-623-4447

THE STATES of          SANG J. KIM                               40,000
MARYLAND & DELAWARE    SIR'S DELI&MARKET 1101 ST.
                       PAUL ST., BALTIMORE, MD 21202

LONG ISLAND &
 QUEENS COUNTIES	     JANAK SHAH                                10,000
OF NEW YORK	           955 SOUTH END
                       WOODMERE, NY 11598

                       TOTAL                             $    2,290,000
                                                         ---------------

The license and distributor fee contracts call for an ongoing minimum royalty payment of 6% in the first year, 5% in the 2nd year and 4% thereafter or a minimum required # of bike sold per year as set out in the following table:


                        ORDERING COMMITMENT PER LICENSEES
-----------------------------------------------------------------------------------------
   Countries      State/Counties       1st Yr          2nd Yr        3rd Yr        Sum
--------------   ---------------    -----------   --------------  ----------   ----------
USA              Orange County, CA      1,500          3,000         5,000         9,500
                 LA County, CA          3,000          5,000         7,000        15,000
                 Maryland               1,000          2,000         2,800         5,840
                 Massachusetts          2,000          5,000         8,000        15,000

Japan                                  40,000         80,000       120,000       240,000
India                                  50,000         90,000        20,000       160,000
Nigeria                                 5,000          9,000        10,000        24,000
Canada                                     6%             5%       $30,000        30,000
Ivory Coast W/4 Countries                  6%             5%            4%             -
Tanzania                                1,000          2,000         3,000         6,000
Vietnam                                 4,000          7,000        10,000        21,000
                                    ----------    -----------    -----------   ----------
        TOTAL                         157,500        303,000       415,840       876,340



4.  Prepaid Expenses

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

5.  Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filing and registration of patents, and are amortized over a sixty-month period.

6.  Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this year's taxable income.

7.  Director's Loans

The loans payable to a director and loans from individuals are unsecured, non-interest bearing with non-set terms of repayment. They will be restricted as the company has surplus funds to repay these loans. On March 31, 2004, $330,000 has been retired by the Company issuing 3,000,000 common shares to the director in partial cancellation of loans. The share is valued at the closing price of $ 0.11 per share on March 31, 2004.

8.  Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of March 31, 2005, 22,783,002 voting common shares are issued and outstanding.

9.  Related Party Transaction

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $ 172 for the 9-month period ended March 31, 2005 and $ 6,210 for the same period ended in 2004.

There are no other significant non arm's-length basis transactions between the Company and any related party during the periods.

10.  Earnings Per Shares

Earnings (loss) per share are calculated using the weighted- average number of common shares outstanding and common shares equivalents.

11.  Pending Suits and Judgment

As of the statement period of March 31, 2005, there is outstanding judgments in the total amount of $381,000 against the Company. The management asserts that the negotiaton has been initiated to have the amounts reduced but the outcome of such negotiations are uncertain. The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.

Creditors / Creditors' Attorneys	     Amount as of  03/31/2005
---------------------------------     --------------------------
David, Kessler & Associates, LLC	        $       44,000
Sawtooth Marketing Group	                      56,000
Cole, Schotz, Meiser,Forman & Leonard	          89,000
Bernard & Koff	                                 192,000
                                     ---------------------------
                          Total             $      381,000


12.  Prior Period Adjustment

Certain errors relating to the Company's capitalization policy of research and development cost ( see note 1- K) , as reported in the Company's previously issued financial statements, were corrected this fiscal year. March 31,2004 financial statements have been restated to correct these errors in the amount of $94,134, net of tax effect.



Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

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

Results of Operations

For the three months ended March 31, 2005, we had done the following:

(1) Six 6-way Multi-Function Bike. The mold of Part # C-72 was completed;

(2) Two-Way Bike: We worked with Shen Zhen Xidesheng Bicyle Co., Ltd, a bicycle manufacturer in China, to complete the new design Xidecheng Part # A-118, and we were going to find out a manufacturer to make it;

(3) One-Way Bike: We found a better way to improve the bike function by using a different kind of material, and we decided to do it; and

(4) TRB-Exercise Bike: We started to negotiate with three manufacturers in China to make our TRB Exercise Bike.

On January 28, 2005, we entered into a Sales and Marketing Agreement with Beijing TV after 11-month of discussion and negotiation. We intended to use Home Shipping Channel on Beijing TV to sell our products.

During the quarter, our wholly owned subsidiary "TRB (Tianjin) International Corp" in Tianjing, China, was finally approved by Tianjing Municipal Government authorities.

Three Months Ended March 31, 2005 and 2004

Revenues

For the quarter ended March 31, 2005, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the three months ended March 31, 2005, our operating expenses were $32,079, compared with $57,383 during the same period of the prior year. The decrease in operating expenses was largely due to decrease in depreciation and amortization expenses. The depreciation and amortization expense was $3,033 for the quarter ended March 31, 2005 compared to $17,343 for the same period of the previous year. Due to the establishment of our new subsidiary in Tianjing, China, our employee salaries expenses increased to $3,334 from zero for the same period in 2004.

Interest Expense

During the three months ended December 31, 2004, we had interest expense of $65,585 (2004: Nile).

Net Loss

For the three months ended March 31, 2005, we had net loss of $97,663, or $0.002 per share, compared with net loss of $960,491, or $0.10 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of March 31, 2005, we had notes payable and accrued interest payable in the amount of $1,517,254, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

We may need to obtain additional sources of financing over the next 12 months in order to complete our product improvements and product testing. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

As of March 31, 2005, there were no off-balance arrangements.



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


TRB Systems International Inc.


By: /s/ Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO


Date: May 7, 2006