Form 10KSB
period 2005-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2006-06-22
CIK 1042610

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-KSB
(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Fiscal Year Ended June 30, 2005

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 333-07242

                            TRB SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
                     (Name of Small Business Issuer in its Charter)

                Delaware                                 22-3522572
 ------------------------------------------  -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

      1472 Cedarwood Drive, Piscataway, New Jersey                 08854
 ----------------------------------------------------------  -------------------
               Address of principal executive offices            Zip Code

                      Issuer's telephone number:  (877) 852-3600
--------------------------------------------------------------------------------

          SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                         Common Stock, $0.001 Par Value
--------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |__|

Check whether the issuer (1) filed all reports required to be filed by Sectio 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes |X|   No |__|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   |__|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |__|   No |X|

Registrant's revenues for the year ended June 30, 2005 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Approximately $4,000.

The number of shares outstanding of Registrant's common stock as of June 20, 2006 was 22,783,002.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|






                             TRB SYSTEMS INTERNATIONAL INC.

                                      FORM 10-KSB


                                        INDEX


PART I

Item 1.   Description of Business...................................           4
Item 2.   Description of Property...................................           8
Item 3.   Legal Proceedings.........................................           8
Item 4.   Submission of Matters to a Vote of Security Holders.......           8

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..           8
Item 6.   Management's Discussion and Analysis or Plan of Operation.          11
Item 7.   Financial Statements......................................          13
Item 8.   Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.................................          13
Item 8A.  Controls and Procedures...................................          14
Item 8B.  Other Information.........................................          15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act........          15
Item 10.  Executive Compensation....................................          16
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...............          17
Item 12   Certain Relationships and Related Transactions............          19
Item 13.  Exhibits..................................................          19
Item 14   Principal Accountant Fees and Services....................          20

Signatures








                                    PART I



         Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assuNMTions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue product development operations; uncertainty regarding the outcome of product development and our overall ability to compete effectively in a highly competitive industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



Item 1       DESCRIPTION OF BUSINESS


General
-------

TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997. We established a new subsidiary Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct our business. Alenax was incorporated in China on February 2005.

We are engaged in the business of developing, marketing, and manufacturing a line of Alenax- bicycles including Alenax-Exercise Bicycle, Alenax -Electric Bicycle, and Alenax- Wheelchair (collectively "Alenax-Product"). The technology applied at our Alenax Product is called Natural Motion Technology ("NMT"), which we are exclusively licensed from ABL Properties Company, a company jointly owned by Mr. Byung Yim, our President and Chief Executive Officer, his family members and other individuals.

The characteristics of the NMT are similar to that used in a stepper machine, which allows the users of our Alenax-Product to exercise in a natural walking or jogging motion that is the bio-mechanically correct way of exercise without any trauma often associated with many alternate forms of exercise. We believe that our NMT bicycles and fitness trainers are able to provide our customers with the results they want, such as variable stroke and non-impact motion, but with much less the damage to their lower back, hips, knees, and ankles that traditional biking or jogging on pavement, may develop. We believe that our products are particularly good for elderly, because our products are not only safe and gentle, but also cardiovascular and anaerobic.

Our Products
------------

We intend to provide a new generation of cycling and products using the patented Natural Motion Technology. Our products include NMT's bicycles, fitness/home trainers, and electric bicycles.

NMT - Bicycles
--------------

Our major products are NMT- Bicycles, which are able to provide with more smoother, up and down pumping, or stepping action, similar to our body's natural walking and running motion.

The operating principles of NMT- bicycles are relatively simple. The pedal levers travel up and down through the maximum power range that has an arc of 135 degrees. As the lever on one side is depressed, the opposing lever is raised. A full lever stroke or a partial stroke may be applied to propel the bicycle. Lever strokes require far less leg motion than the 360-degree movement required with a conventional bicycle.

Our study showed that NMT- bicycles are able to increase bicycles' propulsion power significantly, compared to their conventional circular pedaling models. The propelling force of the NMT lever is constant, which is different from those conventional bicycles with variable, circular ascending and descending crank motion. The levers driving the Motion Plus Technology do not revolve. Accordingly, their length can be extended to take advantage of the power of leverage. Since the levers of NMT -bicycles do not revolve, greater ground pedal clearance over rough terrain and around turns is allowed. Propulsion of a bicycle using the NMT results in significantly greater distance traveled, for a given expenditure of effort, than a bicycle using conventional bicycle technology.

A NMT- bicycle looks like a conventional bicycle. What makes big difference is the NMT applied on the bicycle. A NMT- bicycle has two main components: (i)
Controller: this parts control the 6-different pedaling motions of the multi-unction bike and (ii) Rear Hub: a dual ratcheting sprocket which is engaged by a drive chain.

We have introduced a line of NMT -bicycle that is propelled exclusively by the NMT. This line of NMT- bicycle is in different models with multiple sizes for men and women, and looks like popular cruisers and mountain bikes that offer comfortable upright riding. In the later stage, we will introduce adult tricycle, outdoor recumbent (reclining) bicycles, and arm/shoulder ergometers. Lightweight, higher performance bicycles will also be introduced to appeal to the performance biking community and to meet the dynamic and continually changing needs of the market.

Therapeutic market is generally driven primarily by product performance, while non-therapeutic markets are more sensitive to price.

We offer five models of NMT-bicycles: Mountain Bike (MTB); Leisure Bike, BMX (Children); ATB (all-terrain); and Cross Trading -Bike. In mass production, Alenax will offer a pedal arm in lengths of either 225 mm or 250 mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 165 to 175 mm. We plan to focus initially on the single action, natural stepping motion in all the bikes with our proprietary multifunctional pedaling motion bikes. Our tricycle will follow within one year. We will tap the high-end professional rider market in the second phase of our business plan. We are currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

Most conventional bicycles are not structurally or functionally designed specifically for use of rehabilitation. Our technology may fill this huge untapped market, especially in the "middle-aged" population. The NMT configuration in NMT 's bicycle allows the rehabilitating person who uses NMT's bicycle in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).

NMT-Fitness/Home Trainers
-------------------------

Our fitness/home trainers are a natural development of our experience with physical therapists using our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of motion) in the stationary bike, as patients move from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. Our Versi-Trainer meets that demand with training and rehabilitative device that provides the following six different sets of exercises:

   o  Alternate up and down pumping motion;
   o  Simultaneous with both feet parallel to each other;
   o  Bilateral-One foot pumps while the other foot rests motionless;
   o  One foot pumps 360 degrees while the other foot rests motionless;
   o  360-degree rotation-conventional bike pedaling-opposed pedals; and
   o  Parallel pedaling-360 degree rotation

The Versi-Trainer allows individuals to exercise their abdominals, hips (lateral rotators), quadriceps, hamstrings, and gluteus (butt) muscles. All actions are performed in the correct biomechanical positions.

NMT-Electric Bicycles
---------------------

POWER+BIKE is an outdoor bike that uses the same "up-down" motion of all the NMT-bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23 mph. Our POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes and Porsche. All three are designed similar to a moped, are heavy (50 lbs or more), and costly at prices between $600-$1,200. By comparison, NMT's POWER+BIKE is 23 lbs, light and efficient enough, which can be pedaled comfortably in a business skirt or suit, for the senior citizen and women's market and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, NMT's management believes the POWER+BIKE can capture a major market share within this emerging market.

Manufacturing Facility
----------------------

We don't own any manufacturing facility. We are currently in the process to improve the quality of our products. As soon as this process is completed, we plan to manufacture our products through contracts with existing manufacturers in China and Taiwan.

Currently we are manufacturing our proprietary parts of hub with Kun Teng Industries Ltd. in China and Taiwan who is one of the top hub maker in the world, other Alenax proprietary parts with the Ching Haur Ind.Co., Ltd who is one the largest excel and other bike parts maker in the world, medium and high-end bicycles of 6-Way pedaling motion with Tianjin Fushida Bicycle Co., Ltd. who is the largest bike mfr in China and whole world, the 1-Way & 2-Way bikes with Pretty Wheel Ind. Co., Ltd., in China and Taiwan, and exercise bikes with Joong Chunn Ind. Co.,Ltd who is one of the top leading sports and healthcare equipment manufacturer in Taiwan and the Weck Ind. Co., Ltd., in TaiChang, China.

Sale and Marketing
------------------

We plan to market our products to the following markets, both domestically and internationally:

   (a) Stepper Users: In this industry, the stepper market is the fastest growing segment. Our MTS-bicycles are attractive to this segment because our NMT-bicycles allow the stepper motion and muscle conditioning to be taken outdoors.

   (b) Health and Fitness Facilities: To stay competitive, commercial health and fitness facilities must offer their members with state-of-the-art equipment and programs continuously. As a consequence, health and fitness facilities typically will spend increasingly more on equipment just to keep pace. Our recumbent ergometer (Versi-Trainer) will offer health club goers the opportunity to combine conventional circular motion with the NMT stepper motion in a single machine.

  (c) Senior Citizens: The aging population combined with the rapidly escalating cost of health care services has resulted in an intensifying concern about the efficiency and effectiveness of the U.S. health care system. As a result, there is a growing need for individuals, particularly elderly, to participate regularly in safe, functional and efficient exercise that combines aerobic conditioning and resistance training.

  (d) Rehabilitation & Therapeutic Market: The rehabilitation and therapeutic market consists of four segments: post surgical (hip or knee); acute injury; individuals with a restrictive ROM (range of motion); and other (arthritic, biomechanical). Today, the major form of therapy for post hip and knee surgery is the conventional stationary bicycle. The 360-degree fixed stroke is limiting because initial therapy methods keep ROM within less than 120-degree of bound. This causes a time lag before the conventional 360-degree bike can be implemented. If they use our Fitness Versi-Trainer and the NMT-bicycles, they will get more favorable results.

The ROM of the NMT is variable and can accommodate all ROM restrictions, which allows patients to begin rehabilitation sooner. The biomechanical design of the NMT also puts less strain on limbs and joints by generating a force along the muscle belly, rather than at the insertion (joints). This enables patients to recover from surgery faster than with current techniques, while reducing the probability of re-injury.

Distribution Agreements
-----------------------

We plan to sell our products through regional distributors, and we have entered into license and distribution agreements with distributors in Japan, Indian, Nigeria, Benin, Canada, Ivory Coast, Tanzania, Brazil, Vietnam, Korea, Taiwan and the United States.

Those agreements provide for compensation to be paid during the first year of the agreements and eventual royalties on the sale of the products. Terms of the agreements typically commence as of the date executed and continue for a period of three years, renewable every three years. Please see Note 2 to the financial statements for details.

We intend to hire sales personnel to expand our distribution channels. We also plan to look for possible alliances with existing sporting goods manufacturers. It is anticipated that we are able to market our ergometers and electric bicycles through a network of bike retailers after brand awareness and an established corporate image have been achieved.

Research and Development
------------------------

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and two types of ergometers. For the years ended June 30, 2005 and 2004, we spent $12,898 and $126,861, respectively, on our Research and Development activities.

Patents, Licenses and Other Intellectual Rights
-----------------------------------------------

ABL Properties Co., a company controlled by our president, owns patents of Natural Motion Technology which covers the speed change and/or propulsion mechanism of the NMT. ABL has obtained or patent pending such patent from the U.S., China, India, Australia, Taiwan, Japan, and Korea, Europe, Brazil, and Canada. We have exclusive worldwide licensing rights under all NMT patents, except for Taiwan and South Korea.

Under the licensing agreement, we shall pay ABL $200,000 in the first year of our active sales, thereafter a 1% royalty on annual sales up to $10 million or 0.75% on sales over $10 million but under $20 million, and 0.5% on all sales thereafter, and all profits gleaned from international sales to an aggregate limit of $3,325,000.

We have no other patents, trademarks, licenses, franchises, concessions, or royalty agreements.

Competition
-----------

We are not aware of any direct competition for the products offered by us. The general competition is the bicycle industry, which is, as aforementioned, differentiable from our NMT product line.

Government Regulations
----------------------

To our best knowledge, there are no special requirements for government approval of its principal products or services, other than those generally applicable to normal business operations. We are not aware of any probable regulation of its business, other than as will apply to businesses in general.

Impact of Inflation
-------------------

We do not anticipate that inflation will have a material impact on our current operations.

Employees
---------

As of the date of this report, we have 14 full-time employees. We believe that we have good relations with our employees.



Item 2    DESCRIPTION OF PROPERTIES

We lease approximately 2,800 square meters of office at 1 Yong An Road in Tianjin, 300024, China, under a three-year lease which expires on February 28, 2007. The monthly rent is $1,100. We do not own any real estate. We believe the leased property facility will be sufficient to meet our needs for the next twelve months.

We have also leased approximately 1,400 square meters of R&D facility since December 1984 at 84 Ui Meon Rd. Taichung, Taiwan. The monthly rent is $1,400.

We maintain a mailing address in the United States at 1472 Cedarwood Drive, Piscataway, NJ 08854, which is provided to us free of charge by a third party.



Item 3   LEGAL PROCEEDINGS

As of June 30, 2005, we had four outstanding judgments totaling in the amount of $381,000 against the Company, from unpaid loans (Bernard Koff , $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to the middle of 1990s. Negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

Other than the judgments disclosed as above, there are no actions, suits, proceedings or claims pending against or materially affecting the Company.



Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


Market Information
------------------

Since August 21, 1998, our common stock has been quoted on the OTC Bulletin Board under the symbol TRBX; but on June 28, 2004, it was delisted, and it has been traded on the pink sheets under the symbol TRBX.PK since June 27, 2004. The delisting was the result of delinquent filing of the third quarterly report on Form 10-QSB, due on May 15, 2004 and filed on September 23, 2004. Trading in the Company's common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company's common stock.

Holders
-------

As of June 30, 2005, there were 22,783,002 shares of Common Stock issued and outstanding, held by approximately 403 holders of record as indicated on the records of our transfer agent, which is Continental Stock Transfer Company, New York, New York.


Dividend
--------

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, and our future credit arrangements may then impose.

Currently under Delaware law, unless further restricted in its certificate of incorporation, a corporation may declare and pay dividends out of surplus, or if no surplus exists, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year (provided that the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets).


Equity Compensation Plan
------------------------

There are no equity compensation plans.


Options and Warrants
--------------------

There are no outstanding options or warrants to purchase securities of the Company.


Recent Sales of Unregistered Securities
---------------------------------------

In fiscal 2004, we issued 3,287,042 shares to August Rheem, a member of our Board of Directors, to retire shareholders loans of $428,304; and 912,000 shares to several individual investors for $228,000 in cash for our operations. These shares were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933.

No such issuance involved the use of an underwriter; no advertising or public solicitation was involved; the shares so issued bear a restrictive legend; and no commissions were paid in connection with the sale of those shares.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of NMT-product. Finally we are expecting to generate product sales revenues in 2006.

For a substantial portion of our operating history we focused on improvement of quality and marketing our product as well as conducting the sales on our product. During this time we had limited revenues from the sale of NMT-bicycles and from license and distribution fees. We began selling our bicycles in 1999 when we had sales revenue of $639,000. Since fiscal 2002, we have had no revenues from sales of our bicycles. For the last five years, since fiscal 2000, the revenues we had were derived only from consulting fees and from license and distributor fees.

Over the past year we have focused on redesigning and updating our bicycle line, and on bringing our electric bicycles to the market. As a result, the company has not had direct sales revenue. We now has a modern, sophisticated, marketable, product line, which is ready for sale, with full production planned in 2006.

Specifically, in fiscal 2005, we had done the following:

(1) Six -way Multi-Function Bike. We worked with Tianjin Fushida Bicycle Co., Ltd, one of the largest bicycle manufacturer in China and worldwide, and competed all required road, strength, and functional tests for our Six -Way Multi-Function Bike. In addition to those tests, we also asked four young persons to test by riding our bicycles four hours a day and 6 days a week. All problems found during those tests were solved.

(2) Two-Way Bike: We worked with Shen Zhen Xidesheng Bicyle Co., Ltd. who is one of the top bicycle manufacturer in China, and redesigned Xidecheng Part
# A-118. We also found a new material for Part # 400 series and they are under testing.

(3) One-Way Bike. Following the completion of all original tests, we found a better way to improve the bike function by using a different kind of material, and we decided to further improve the quality of the products;

(4) Exercise Bike. Most of part tests were completed, and we started to negotiate with three manufacturers in China to see if any one was able to manufacture.

During the year ended June 30, 2005, we tried to start the market our products in China. We had a meeting with each of Beijing Television Station and Shanghai CJ Television Station. The purpose of those meetings was trying to find a marketing channel (home shipping on TV) for our products. On January 28, 2005, we entered into a Sales and Marketing Agreement with Beijing TV after an eleven-month of discussion and negotiation. We intended to use Home Shipping Channel on Beijing TV to sell our products.


Results of Operations
---------------------

For the Year Ended June 30, 2005 Compared to Year Ended June 30, 2004
---------------------------------------------------------------------

Revenues

For the year ended June 30, 2005, we are still in the process of developing, improving and testing our bicycles. Accordingly, no product sales revenue was generated in each of year 2005 and 2004. However, we had license and distributor fee revenue of $869,565.

Operating Costs and Expenses

For the year ended June 30, 2005, total operating costs and expenses decreased from $1,123,950 in year 2004 to $259,704 in year 2005, or by 70%, mainly due to the fact that we have almost completed our product development process. Accordingly, we substantially reduced our expenses in R&D, employee salaries, consulting and other professional fees. In addition, we had written off $375,000 in bad debts in year 2004.

Interest Expenses

For the year ended June 30, 2005, we had interest expenses of $372,071 as compared to $78,351 for the year of 2004.

Other Income and Expenses

The income from forgives of debts for the years ended June 30, 2005 and 2004 were $105,552 and $89,538, respectively. The expenses for the year ended
June 30, 2005 were $69,708, of which $24,917 was realized loss on investment and $44,791 was loss on cancellation of leases. In year 2004, our investment ($1,080,000) in a closely held private company that failed to become public was written off.

Net Loss

Net loss for the years ended June 30, 2005 and 2004 was approximately $585,008, or $0.03 per share, and $1,229,962, or $0.11 per share, respectively.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

At June 30, 2005, we had cash and cash equivalents of $602.

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


Off-balance sheet arrangements
------------------------------

As of June 30, 2005, there were no off-balance sheet arrangements.


Critical Accounting Policies
----------------------------

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

Revenue recognition: We principally derive our revenue from license and distribution fees, we recognize revenue on an accrual basis as earned under contract terms in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104. Fees received prior to such license are reflected as deferred revenue.

Allowance for doubtful accounts: Our allowance for doubtful accounts relates to trade accounts receivable. We perform ongoing evaluations of our customers and we extend or limit credit based upon payment history and the customer's current credit worthiness. The allowance for doubtful accounts is an estimate prepared by management based on analyses of historical bad debts, receivable aging, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.



Item 7    FINANCIAL STATEMENTS


The financial statements required by this report are included, commencing on page F-1.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2005, we dismissed Sotomayor & Associates, LLP as principal accountant and engaged Armando C. Ibarra, Certified Public Accountants, a Professional corporation, as our principal accountant for our fiscal year ending June 30, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was ratified by our Board of Directors.

None of the reports of Sotomayor & Associates, LLP, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Sotomayor & Associates, LLP, for the previous two fiscal years and interim period up to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sotomayor & Associates, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Further, Sotomayor & Associates, LLP, has not advised us that: (1) internal controls necessary to develop reliable financial statements did not exist; or (2) information has come to the attention of Sotomayor & Associates, LLP which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or (3) the scope of the audit should be expanded significantly, or information has come to the attention of Sotomayor & Associates, LLP that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended June 30, 2004.

At no time prior to October 2005, did we (or anyone on behalf of us) consult with Armando C. Ibarra, CPA, a Professional corporation, on matters regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was the subject of a disagreement with Sotomayor & Associates, LLP, or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.


Item 8A    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year covered by this annual report on Form?0-KSB. Based on such evaluation, our principal executive officer has concluded that such disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls by us, including any corrective actions with regard to any significant deficiencies or material weaknesses.



Item 8B.  OTHER INFORMATION

None.




                                      PART III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

     Name        Age                     Positions
--------------  -----  -------------------------------------------------------
Byung D. Yim     65     President, Chief Executive Officer, Chief Financial
                        Officer, Secretary, and Director
Marn T. Seol    67      Vice Chairman of the Board of Research and Development
August Rheem    69      Vice President
Joice Diana     50      Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers:

Byung D. Yim, has been our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors since 1997. From January 2006 to present Mr. Yim also serves as President and CEO of Alenax (Tianjing) Bicycle Corp., our operating subsidiary. Mr. Yim graduated from of Han Yang University of Korea with a B.A. degree in Nuclear Engineering and Electronics.

Marn T. Seol has been our Vice Chairman of Research and Development since July 1993. Mr. Seol is the inventor of both propulsion for lever propelled bicycles and multi-purpose transmission mechanisms for bicycles. Mr. Seol began pursuing his interest in designing bicycles in 1976 by opening Dong Yang Industrial Co., Ltd. in Korea.

August Rheem has been our vice Chairman of the Board of Directors since January 1996. Mr. Rheem graduated with a BA degree in economics from Yen Se University in Seoul, Korea. Prior to his joining the Company, he had served as President of Leisure Dynamic Corp. for eight years, and President of H.J. Sports, Inc. for twelve years.

Joice Diana has been our director since March 1996. Ms. Diana graduated with a BA degree from Fashion Institute of Technology in New York, New York. She had been Administrator at US Lottery Inc. for five years and Office Manager of Alenax Corp for seven years.

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2005, our executive officers, directors and greater than 10% beneficial stockholders were not complied with
Section 16(a) filing requirements.



Item 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our executive officers during the last three fiscal years.


Summary Compensation Table
--------------------------

                                                                                      Long Term Compensation
                                                                  ----------------------------------------------------------------
                   Annual Compensation	                                           Awards                        Payouts
----------------------------------------------------------------  -----------------------------------  ---------------------------
    Name &                                        Other Annual      Restricted         Securities
  Principal                   Salary    Bonus     Compensation         Stock           Underlying           LTIP        All Other
  Position          Year       ($)       ($)          ($)            Awards ($)       Options/ SAR         Payouts    Compensation
----------------  -------  ---------  ---------   ---------------   --------------- -----------------   ------------ -------------
Byung Yim,          2005     50,000      -             -                 -                  -                 -            -
CEO, President      2004     50,000      -             -                 -                  -                 -            -
& CFO               2003     50,000      -             -                 -                  -                 -            -
-----------------------------------------------------------------------------------------------------------------------------------

Employment Agreements Termination of Employment
-----------------------------------------------

We have not entered into any employment agreements with our executive officers nor have we obtained any key-man life insurance.


Change-in-Control Arrangements
------------------------------

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


Directors' Compensation
-----------------------

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


Stock Option Plan and Other Long-Term Incentive Plan
----------------------------------------------------

There are no existing or proposed option/SAR grants.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2005, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


   Title of          Name and Address          Amount and Nature of       Percent of
    Class          of Beneficial Owner         Beneficial Ownership        Class (1)
 -------------- -------------------------  -------------------------   ---------------
 Common Stock    Byung D.Yim                        1,950,000                8.56%
                 1 Yong An Road
                 Tianjing, 300024, China

Common Stock     Motion Plus International (2)      9,555,000               41.94%
                 1472 Cedarwood Dr.
                 Piscataway, NJ 08854

Common Stock     Alexander B. Yim (3)               3,802,500               16.69%
                 595 Windflower Court
                 Morganville, NJ 07751

 Common Stock    Lena B. Yim (3)                    3,802,500               16.69%
                 595 Windflower Court
                 Morganville, NJ 07751
------------------------------------------------------------------------------------

(1) Based on 22,783,002 shares of common stock outstanding as of June 30, 2005.

(2) 9,555,000 shares owned by Motion Plus International Corp. and Byung Yim is the President of the company.

(3) Alexander B. Yim is the son of Byung Yim, and Lena B. Yim is the daughter of Byung Yim.


Security Ownership of Management
--------------------------------

The table below set forth certain information, as of June 30, 2005, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.


   Title of         Name and Address          Amount and Nature of        Percent of
    Class          of Beneficial Owner         Beneficial Ownership        Class (1)
-------------  ---------------------------  --------------------------  --------------
Common Stock     Byung Yim                           1,950,000               8.56%
                 1 Yong An Road
                 Tianjing, 300024, China

Common Stock     Marn T. Seol (3)                    1,003,000               4.41%
                 1 Yong An Road
                 Tianjing, 300024, China

Common Stock     August Rheem (4)                      202,092               0.89%
                 19591 Aspendale Sq.
                 Ashburn, Va 20147

Common Stock     Joice Diana (5)                         3,043                  *
                 c/o 1 Yong An Road
                 Tianjing, 300024, China

                 Directors and Officers              2,735,135              13.86%
                 as a group
-------------------------------------------------------------------------------------

(1) Based on 22,783,002 shares of common stock outstanding as of June 30, 2005.

(2) 9,555,000 shares owned by Motion Plus International Corp.( and Byung Yim is President & CEO ) is not included to above list.

(3) Marn T. Seol is our Chairman of R&D.

(4) August Rheem is our vice president.

(5) Joice Diana is our director.

*   Less than 0.1%



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1994, TRB Systems International Inc. entered into an exclusive licensing agreement with ABL Properties Company ("ABL"), which is controlled by Mr. Byung Yim, our President, CEO and CFO.

Under the License agreement, ABL's patented technology was exclusively licensed to TRB Systems International Inc. for the worldwide manufacture and sale of the NMT. The timing, methodology and general details of the manufacture and sales were left to NMT, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB Systems International Inc. by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems International Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2005, ABL Properties owes the Company $30,735.

During the year Byung Yim, our CEO and a director, made loans to us as the need for additional capital arose. As of June 30, 2005, the outstanding amount due was $74,921.

During the prior fiscal year ended June 30, 2004, the outstanding loan of $517,843 due to Augustine Rheem, our Vice-President and a director, was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $89,538 was forgiven.


Item 13    EXHIBITS AND REPORTS ON FORM 8-K.

(a).  Exhibits

Exhibit No.                  Description
----------- -------------------------------------------------------------------
  3.1 Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

  3.2 Bylaws (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.1 Lease of Taiwan Office (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.2 Exclusive Licensing Agreement between TRB Systems International Inc. and ABL Properties Company (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.3 Patent Registration and Assignment to ABL Properties Company (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.5 License and Marketing Agreement with Mr. Konan Kouadio Simeon for Ivory Coast (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.6 Joint Venture Agreement between with Mr. Janak Shah for India (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.7 License and Marketing Agreement with Mr. Abbas R. Datoo for Tanzania (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.8 Distributorship Agreement with Mr. Kishor M. and Gira K. Dattani for Countries in California (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.9 Licensing and Marketing Agreement with Stella Kujembola for Benin and Nigeria (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.10 Sino-Danishn Manufacturing Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 10.11 Kun Teng Industries Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

 21         Subsidiaries of the registrant

 31.1       Section 302 Certification

 32.1       Section 906 Certification


(b) Reports on Form 8-K.

    None.


Item 14.   PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q-SB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2005 and 2004 were $9,490 and $13,138, respectively.

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

The board of directors has adopted resolutions that provide that the board must:

(i) Pre-approve all audit services that the auditor may provide to us as required by Section 10A(i)(1)(A) of the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002.

(ii) Pre-approve all non-audit services (other than certain de minim services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002), that the auditors propose to provide to us.

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



TRB SYSTEMS INTERNATIONAL INC.

By:/s/ Byung Yim
--------------------------------------------------
Byung Yim, President, Chief Executive Officer and
Chief Financial Officer

Date:   June 20, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Byung Yim                                            June 20, 2006
-------------------------------------------         ------------------------
Byung Yim, President, CEO, CFO and Director                  Date


/s/ Marn Seol                                            June 20, 2006
------------------------------------------           -----------------------
Marn Seol, Director                                          Date


/s/ Joice Dian                                            June 20, 2006
------------------------------------------            ----------------------
Joice Dian, Director                                           Date








                                 ARMANDO C. IBARRA
                            Certified Public Accountants
                             A Professional Corporation


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
TRB Systems International, Inc.
(A Development Stage Company)

We have audited the consolidated balance sheet of TRB Systems International, Inc. (A Development Stage Company) as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders?equity, and cash flows for the year then ended, and for the period of April 11, 1997 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The June 30, 2004 financial statements of TRB Systems International, Inc. were audited by other auditors whose report dated March 27, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, and for the period of April 11, 1997 (inception) to June 30, 2005, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 2r. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
--------------------------
Armando C. Ibarra, CPA
Chula Vista, Ca.

March 27, 2006







                           TRB SYSTEMS INTERNATIONAL INC.
                           (A Development Stage Company)
                             Consolidated Balance Sheet
                                  June 30, 2005


                                       ASSETS

Current Assets
Cash...................................................       $            602
Accounts Receivable, Net...............................              1,969,369
Inventories............................................                 87,989
Other Current Assets...................................                 50,386
                                                              ----------------
  Total Current Assets.................................              2,108,346

Indebtedness of Related Party..........................                 30,735
Property and Equipment, Net............................                109,173

Other Assets
Deferred Tax Asset.....................................                198,787
                                                              ----------------
  Total Other Assets...................................                198,787

Total Assets...........................................       $      2,447,041
                                                              ================


                     LIABILITIES AND SHAREHOLDER'S CAPITAL

Current Liabilities
Accounts payable and accrued liabilities...............        $       396,886
Notes and interest payable.............................              1,774,192
Convertible debt.......................................                142,611
Corporation income taxes payable.......................                    600
                                                              ----------------
  Total Current Liabilities............................              2,314,289

Indebtedness to related party..........................                 74,921
Legal judgments payable................................                381,000
                                                              ----------------
  Total Liabilities....................................              2,770,210

Shareholders' Equity (Deficit)
Capital stock..........................................                 22,783
Additional paid-in capital.............................              3,106,489
Deficit accumulated during development stage...........            (3,452,441)
                                                             -----------------
  Total Shareholders' Equity (Deficit).................              (323,169)

Total Liabilities and Shareholders' Equity.............     $        2,447,041
                                                            ==================



                See Notes to the Consolidated Financial Statements.






                                   TRB SYSTEMS INTERNATIONAL INC.
                                   (A Development Stage Company)
                               Consolidated Statements of Operations
                             For the Years ended June 30, 2005 and 2004



                                                                                               April 11, 1997
                                                                                                 (Inception)
                                                                  2005            2004       through June 30, 2005
                                                            ---------------  -------------  ------------------------
OPERATING REVENUE
Product Sales........................................       $           -    $           -   $         800,377
Consulting Revenue...................................                   -                -           1,155,450
License and Distributor Fees.........................                   -          869,565           3,803,544
Cost of Goods Sold...................................                   -                -           (606,903)
                                                           ---------------   --------------  -----------------
Gross Profit.........................................                   -          869,565           5,152,468

OPERATING COSTS
Depreciation expenses................................              12,130          100,118             743,611
Administrative costs.................................             417,926        1,023,832           5,780,294
                                                           ---------------   --------------  -----------------
TOTAL OPERATING COSTS................................             430,056        1,123,950           6,523,905

NET INCOME FROM OPERATIONS...........................           (430,056)        (254,385)         (1,371,437)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts.....................             105,552           89,538             195,000
Dividend income......................................                   6                -                 417
Realized loss on investment..........................            (24,917)      (1,080,000)         (1,162,875)
Loss on cancellation of leases.......................            (44,791)                -            (44,791)
Interest Expense.....................................           (652,071)         (78,351)           (924,439)
                                                           --------------   ---------------  -----------------
Total Other Income (Expenses)........................           (616,221)      (1,068,813)         (1,936,598)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT..........         (1,046,277)      (1,323,198)         (3,308,035)

INCOME TAX
Current Income Taxes.................................               (500)            (500)            (2,066)
Deferred Income Taxes................................                   -                -          (269,265)
Income Tax Benefit...................................              11,417           93,736            507,925
                                                           --------------     -------------   ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............         (1,035,360)      (1,229,962)        (3,071,441)

EXTRAORDINARY LOSS FROM LEGAL JUDGEMENT..............                   -                -          (381,000)

NET INCOME (LOSS)....................................     $   (1,035,360)   $  (1,229,962)    $   (3,452,441)
                                                          ===============   ==============    ===============

NET INCOME PER SHARE
Basic earnings (loss) per share.......................    $        (0.05)   $       (0.11)
                                                          ===============   ==============

Weighted average number of common shares outstanding..         22,783,002       22,271,002
                                                          ===============   ==============



                        See Notes to the Consolidated Financial Statements.





                                 TRB SYSTEMS INTERNATIONAL INC.
                                 (A Development Stage Company)
                Consolidated Statements of Changes in Stockholders' Equity
                               For the Year Ended June 30, 2005



                                                                                        Deficit
                                                                                       Accumulated
                                                                       Additional       During the          Total
                                           Common Stock                  Paid-in        Development      Stockholders'
                                     Shares              Amount          Capital          Stage            Equity
                               ---------------------------------------------------------------------------------------
Beginning Balance
As of 06/30/97                         100           $         0      $       490       $         -      $      490

Shares issued (conversion)       9,749,900                 9,750                -                 -           9,750

Shares issued as
Compensation                       250,000                   250           24,750                 -          25,000
for consulting services

Shares issued as repayment         500,000                   500          162,626                 -         163,126
of director's loan

Shares issued for purchase         500,000                   500          559,045                 -         559,043
of property & equipment

Shares issued to various         7,583,960                 7,584        1,707,473                 -       1,715,057
 individuals

Net loss                                 -                     -                -          (776,123)  $   (776,123)
                            --------------       ----------------   --------------   ---------------  -------------
Balance, June 30, 2002          18,583,960       $        18,584    $   2,454,384     $    (776,123)  $   1,696,845

Net loss for the year ended
June 30, 2003                            -                     -                -          (464,931)      (464,931)
                           ---------------       ----------------   --------------   ---------------  -------------
Balance, June 30, 2003          18,583,960       $        18,584    $   2,454,384     $  (1,241,054)  $   1,231,914

Prior period adjustment                  -                     -                -            53,935          53,935

Shares issued for partial
Retirement of director's
Loans between
07/01/03and 06/30/04             3,287,042                 3,287          425,017                 -         428,304

Shares issued between              912,000                   912          227,088                 -         228,000
07/01/03 and 06/30/04
for cash contribution

Net loss for the year ended
  June 30, 2004                          -                     -                -        (1,229,962)    (1,229,962)
                           ----------------     -----------------   ---------------   --------------  -------------
Balance, June 30, 2004          22,783,002      $         22,783    $   3,106,489     $  (2,417,081)  $     712,191

Net loss for the year
 ended June 30, 2005                     -                     -                -        (1,035,360)    (1,035,160)
                           ----------------     -----------------  ---------------    --------------- -------------
Balance, June 30, 2005          22,783,002      $         22,783     $  3,106,489     $  (3,452,441)  $   (323,169)





                      See Notes to the Consolidated Financial Statements.





                                TRB SYSTEMS INTERNATIONAL INC.
                                (A Development Stage Company)
                            Consolidated Statement of Cash Flow
                          For the Years Ended June 30, 2005 and 2004



                                                                                                    April 11, 1997
                                                                                                      (Inception)
                                                                     2005              2004       through June 30, 2005
                                                              -----------------  ---------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                             $     (1,035,360)  $    (1,229,962)   $       (3,452,441)

Adjustments to reconcile Net Income to
 net cash provided by operating activities:
  Noncash items included in (net loss) earnings                              -             53,935              428,576
  Depreciation & Amortization                                           12,130            100,118              911,015
Changes in operating assets and liabilities
  Decrease (increase) in accounts receivable                                 -          (317,608)          (1,763,033)
  Decrease (increase) in inventories                                         -           (52,349)             (88,455)
  Decrease (increase) in note receivable                                24,917           (24,917)                    -
  Decrease (increase) in indebtness of related party                   (4,826)                  -              (4,826)
  Decrease (increase) in deposit with a supplier                             -           (50,386)             (50,386)
  Decrease (increase) in prepaid expenses                                    -             12,409               25,633
  Decrease (increase) in rent & security deposit                             -           (43,748)            (180,337)
  Decrease (increase) in organization cost                                   -                  -             (41,424)
  Decrease (increase) in deferred tax asset                           (10,917)          (187,870)            (332,294)
  Increase (decrease) in accounts payable and accrued liabilities     (58,774)             85,848               61,450
  Increase (decrease) in obligation to distributors                          -                  -            (125,000)
                                                             -----------------  -----------------   ------------------
Net cash used by operating activities                              (1,072,830)        (1,654,530)          (4,611,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                           -          (121,304)            (918,111)
Loss in Investment in a closely held-company                                 -          1,080,000                    -
Retirement of other assets                                              44,791                  -               44,791
Increase in indebtedness of related party                             (21,940)           (25,909)             (47,849)
Purchase of patents                                                          -              9,125             (22,544)
                                                             -----------------   ----------------  -------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     22,851            941,912            (943,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable                                            1,005,062            245,915           1,980,834
Payment of auto loans                                                        -                  -             (5,071)
Increase in legal judgments payable                                          -                  -             381,000
Issuance of convertible debt                                                 -            142,611             142,611
Issuance of common stock                                                     -              4,200           2,466,928
Increase in additional paid-in capital                                       -            652,105             652,105
(Decrease) increase director's loans                                         -          (287,652)            (66,723)
Director's loan -partially retired                                           -                  -               4,153
                                                             ------------------  ----------------  ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,005,062            757,179           5,555,837

Net increase (decrease) in cash                                       (44,917)             44,561                 602

CASH, BEGINNING OF YEAR                                                 45,519                958                  -
                                                            ------------------  -----------------  ------------------
CASH, ENDING OF YEAR                                         $             602   $         45,519   $             602
                                                            ==================   ================   =================


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID:

Interest paid for the period                                  $        372,071   $         78,351
                                                             =================   ================
Income taxes paid for the period                              $            500   $            500
                                                             =================   ================




                   See Notes to the Consolidated Financial Statements.








                            TRB Systems International, Inc.
                            (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2005



1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. is a Delaware corporation, incorporated on April 11, 1997. It is a holding company whose only asset is 100% of the voting common stock in Alenax (Tianjin) Bicycle Corp.

Alenax (Tianjin) Bicycle Corp. was incorporated under the laws of People's Republic of China on February 21, 2005.

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

 a.  Liquidity

As of June 30, 2005, the Company had cash and cash equivalents totaling $602 as compared to $ 45,519 at June 30, 2004. As of June 30, 2005, the Company had working capital of $ (205,943) compared to a working capital of $ 810,179 at June 30, 2004. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b.  Basis of Presentation

The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

c.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax (Tianjin) Bicycle Corp., the operating company.

d.  Use of Estimates

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

e.  Cash and Cash equivalents

For the purpose of the statements of cash flows, the Company considers as cash equivalents: cash on hand, cash in banks, time deposits and all highly liquid short-term investments with maturity of three months or less.

f.  Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to an expense account. The Company reserves based on experience and the risk assessed to each account.

g.  Inventories

Inventories consist of bicycles and bicycle parts. Inventories are stated at the lower of cost or market using FIFO (First In, First Out).

h.  Property and Equipment

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

i.  Impairment of Long-Lived Assets

The Company has adopted FASB Statements No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total fair value is less than the carrying value of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

j.  Intangible Assets

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

k.  Income Tax

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

l.  Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

m.  Revenue Recognition

License and distributor fees are earned and recognized according to the terms of each agreement.

n.  License and Distributor Agreements

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


                              Future Commitments Per Agreements

                                       1st Yr          2nd Yr        3rd Yr
  Countries       States/Counties     (Bikes)         (Bikes)        (Bikes)      Total
--------------   ---------------    -----------   --------------  ----------   ----------
Japan                                  40,000         80,000       200,000       320,000
India                                  50,000         90,000       200,000       340,000
Nigeria & Benin                         5,000          9,000        10,000        24,000
Tanzania                                1,000          2,000         3,000         6,000
Vietnam                                 4,000          7,000        10,000        21,000
Korea                                  13,000         31,000        62,000       106,000

Distributors
USA              CA-Orange County       1,500          3,000         5,000         9,500
                 CA-LA County           3,000          5,000         7,000        15,000
                 Maryland & Delaware    1,000          2,000         2,840         5,840
                 New York
                  -Long Island/Queens   1,000          2,000         3,000         6,000
-----------------------------------------------------------------------------------------

o.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $16,898 for the year ended June 30, 2005 as compared to $126,861 for the year ended June 30, 2004.

p.  Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

q.  Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

r.  Going Concern

The Company incurred accumulated net losses of approximately $3,452,441 from the period of April 11, 1997 (Date of Inception) through December 31, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs ?an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "..under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.


                                                   2005              2004
                                               --------------------------------

   Accounts Receivable                         $    2,344,369     $  2,344,369
                                               --------------    -------------
                                                    2,344,369	   2,344,369
   Less: Allowance for Doubtful Accounts              375,000          375,000
                                               --------------    -------------
                                                    1,969,369	   1,969,369


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


5.  PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

	                                        2005                  2004
                                       ------------------------------------
Office Equipment                        $       6,725        $       6,725
Tools and Machinery                            79,321               79,321
Automobile                                     34,000               34,000
Moldings                                      659,916              659,916
Booth for Show                                137,470              137,470
Informational tapes and other
   promotional materials                       50,000               50,000
                                       ------------------------------------
                                              967,432              967,432
Less: Accumulated Depreciation              (858,259)            (846,129)
                                       ------------------------------------
                                        $     109,173        $     121,303


6.  RELATED PARTY TRANSACTIONS

ABL Properties Inc.(Byung Yim, President/CEO of TRB Systems International, Inc., is the President/CEO of ABL Properties Inc.) wholly owns the patents. These patents are exclusively licensed to TRB Systems International Inc. for the manufacture and sale of Natural Motion Technology (NMT) to worldwide. The timing, methodology and general details of the manufacture and sales are left to TRBI, as is the design and utilization of the goods employing the technology. The rights, licensed to TRBI by ABL Properties Inc., call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRBI has suitable cash flow to meet its current needs.

Any cost incurred by TRBI to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2005, ABL Properties owes the Company $30,735.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2005, the outstanding amount due was $ 74,921.

During the prior fiscal year ended June 30, 2004, the outstanding loan of $517,843 due to Augustine Rheem, Vice-President and director of the Company was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $89,538 was forgiven.


7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2005 the accounts payable and accrued expenses were $ 396,886 compared to $ 455,660 as of June 30, 2004.


8.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of June 30, 2005, the Company had notes payable in the amount of $ 1,774,192 as compared to $769,130 at June 30, 2004. Interest expense attributable to notes payable totaled $652,071 at June 30, 2005. Interest rate on the notes ranged from 10% to 24% except for a short- term loan for $12,931 that the Company paid 20% for two months.

                        Notes Payable                               Rate
Note Holder	      Balance as of June 30, 2005  Maturity Date    Simple Interest
--------------    ---------------------------  --------------  ----------------
In W. Whang               100,000                06/30/2005          15%
Byung K. Cho               30,215                06/30/2005          15%
Janak Shah                120,000                09/05/2003          18%
Xiao Wei Lu                45,000                12/30/2003          10%
Ok Yeo Chong              127,887                Various         0 % to 24 %
Joon Ki Moon              100,000                06/30/2005          18%
Young Sik Kwon            695,652                Various         6 % to 24 %
Seok Nyu Lee               12,931                10/10/2004           6%
Kil Ja Bark                99,138                11/2/2005           24%
Hwa Suk Kim                12,931                11/26/2005          24%
Byung Yim                  41,530                Various          0 % to 10 %
Sang Ku Ahn                24,175                05/22/2006          20%
Gu Sik Park                28,195                06/02/2006          15%
Seong G. Choi               9,709                06/22/2006          12%
-----------------------------------------------------------------------------
                 $      1,447,363


9.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of June 30, 2005 the lenders have not exercised their option, management is negotiating an extension on the notes.

10.  PENDING SUITS AND JUDGMENT

As of June 30, 2005, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:


Creditors / Creditors' Attorneys	             2005             2004
---------------------------------     --------------------------------------
David, Kessler & Associates, LLC	   $       44,000	        $   44,000
Sawtooth Marketing Group	                 56,000	            56,000
Cole, Schotz, Meiser,Forman & Leonard	     89,000	            89,000
Bernard & Koff	                            192,000            192,000
                                      -------------------------------------
             Total                     $      381,000         $  381,000


11.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2005 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.


12.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2005 and 2004 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.


13.  FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

14.	INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:


                                                      2005
                                            -------------------------
Net Deferred Tax Asset                        $         1,026,957
Deferred Tax Asset Valuation Allowance                  (828,170)
		                                -------------------------
Net Deferred Tax Asset                                    198,787
                                            -------------------------
Deferred Tax Benefit                          $            10,917


15.  COMMITMENTS AND CONTINGENCIES

15.1 Lease Commitments

The Company's future annual commitments at June 30 under an operating lease for office space is as follows:

                                                    Operating                Operating
                                                   Lease(Taiwan)        Operating lease(China)
                                               ---------------------   -----------------------

  2006                                               $    1,400            $       11,000
  2007 (Lease of China expires on March 31, 2007 )
  2007(Lease of Taiwan expires on Feb.28, 2007 )     $    4,200            $        3,300
                                               -----------------------------------------------
                             Total                                         $       14,300



Rental expense for the year ended June 30, 2005 and 2004 are $ 34,551 and $65,217 respectively for a previous office in Seoul, Korea and the amounts include the lease termination charge and relinquishment of rent security deposits for the rents in arrear.

15.2  Litigation

As per the Company, as of June 30, 2005, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 10.


16.  SUBSEQUENT EVENTS

TRB was not able to pay the short tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRB will have to extend 2,000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2006.

TRB was not able to pay the short-term note due on December 31, 2004 to Young Sik Kwon in the amount of $347,826. Management is negotiating an extension for payment. At this time there is no assurance that an agreement for extension will occur and this may have a material adverse effect on the financial condition of TRB International Systems, Inc.