Form 10QSB
period 2005-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2006-06-27
CIK 1042610

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ________________ to ________________

               Commission File Number:              333-07242
                                       ______________________________________

                           TRB SYSTEMS INTERNATIONAL INC.
-----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               Delaware                            22-3522572
-------------------------------------  --------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

              1472 Cedarwood Drive, Piscataway, New Jersey 08854
-----------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (877) 852-3600
-----------------------------------------------------------------------------
                       (Issuer's telephone number)

                                    N/A
------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 27, 2006: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]





                           TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of September 30, 2005 (unaudited)........     3
  Consolidated Statements of Operations for the
    Three Months ended September 30, 2005 and 2004 (unaudited)...........     4
  Consolidated Statements of Cash Flows for the
    Three Months Ended September 30, 2005 and 2004 (unaudited)...........     5
  Notes to Financial Statements..........................................     6

Item 2. Management's Discussion and Analysis or Plan of Operation........    11

Item 3. Control and Procedures...........................................    13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    13
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds......    14
Item 3.  Defaults Upon Senior Securities.................................    14
Item 4.  Submission of Matters to a Vote of Security Holders.............    14
Item 5.  Other Information...............................................    14
Item 6.  Exhibits and Reports on Form 8-K................................    14

SIGNATURES







                      TRB SYSTEMS INTERNATIONAL, INC.
                      (A Development Stage Company)
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          September 30, 2005


                                ASSETS

CURRENT ASSETS:
Cash.....................................................     $      111,836
Accounts receivable......................................          1,969,369
Inventories..............................................             87,989
Deposit with a Supplier..................................             50,386
                                                              --------------
  Total Current Assets...................................          2,219,580

Property and equipment, net..............................            106,140
Indebtedness of related party............................             32,213
Deferred tax assets......................................            198,787
                                                              --------------

TOTAL ASSETS.............................................     $    2,556,720
                                                              ==============

              LIABILITIES AND SHAREHOLDER'S CAPITAL

Current Liabilities
Accounts payable and accrued expresses...................     $     378,024
Notes and interest payable...............................         1,891,053
Convertible debts........................................           142,611
Corporation income taxes payable.........................               600
                                                              -------------
  Total Current Liabilities..............................         2,412,288

Indebtedness to Related Party............................           214,340
Legal judgments payable..................................           381,000
                                                              -------------

Total Liabilities........................................         3,007,628

Shareholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized,
  22,783,002 shares issued and outstanding...............            22,783
Additional paid-in capital...............................         3,106,489
Retained earnings (deficit)..............................       (3,580,180)
                                                             --------------
  Total Shareholders' Equity.............................         (450,908)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $   2,556,720
                                                             ==============



See accompanying notes to the condensed consolidated financial statements








                         TRB SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Operations
                For the Quarter Ended September 30, 2005 and 2004




                                                     2005                2004
                                               ----------------    ---------------
Operating Revenue
Product sales..........................        $             -     $            -
Cost of goods sold.....................                      -                  -
                                               ----------------    ---------------
Gross Profit...........................                      -                  -

Consulting Revenue.....................                      -                  -
License and Distribute Fees............                      -                  -
                                               ---------------    ----------------
Total Revenue..........................                      -                  -

Operating Costs and Expenses:
Auto expenses..........................                    142                172
Commission.............................                  7,979                  -
Communication..........................                    500              1,889
Consulting.............................                      -              2,500
Depreciation...........................                  3,033              1,033
Employee salaries......................                      -             11,026
Miscellaneous expenses.................                  6,043                391
Office expenses........................                  9,950                661
Public company expenses................                  3,893                  -
Other operating expenses...............                      -                311
Overseas operating expenses............                 15,861             15,156
Professional fees......................                  4,945              3,810
Rents..................................                  4,762             16,304
Research and development...............                      -             10,776
Travel.................................                  8,036             13,369
                                                --------------   ----------------
Total operating costs and expenses.....                 64,744             79,398

Net income from operations.............               (64,744)           (79,398)

Other income (expense)
Realized loss on notes receivable......                      -           (24,917)
Interest income........................                    142                  6
Interest expenses......................               (71,098)           (39,585)
Foreign Currency Transaction...........                   (18)                  -
                                               ---------------   ----------------
Total Other Income (Expense)...........               (70,974)           (64,496)

Net income (loss) before income tax benefit          (135,718)          (143,894)

Income tax
Income tax benefit.....................                      -            10,917

Income (loss) from continuing operations             (135,718)         (132,977)
                                               ---------------  ----------------
Net income (loss)......................        $     (135,718)  $      (132,977)
                                               ===============  ================
Net loss per share:
Basic..................................        $       (0.006)  $        (0.006)
                                               ===============  ================



     See accompanying notes to the condensed consolidated financial statements







                       TRB Systems International, Inc.
                     Consolidated Statements of Cash Flow
              For the Three Months Ended September 30, 2005 and 2004



                                                            2005                2004
                                                     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................         $     (135,718)     $      (132,977)
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation & amortization..................                   3,033               3,033
Decrease (increase) in accounts receivable..                        -                   -
Decrease (increase in inventories...........                        -                   -
Decrease (increase) in notes receivable.....                  (1,478)              24,917
Decrease (increase) in indebtedness of related party          (1,118)             (1,118)
Decrease (increase) in deferred taxes.......                        -            (10,917)
Increase (decrease) in accounts payable and
  accrued liabilities.......................                 (18,862)              86,767
                                                      ---------------     ---------------
Net cash used in operating activities.......                (153,025)            (30,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase indebtedness of related party......                 139,419                   -
                                                      ---------------    ----------------
Net cash provided by investing activities...                 139,419                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable...................                 124,840              36,984
(Decrease) increase director's loans........                       -            (52,192)
                                                      --------------     ---------------
Net cash provided by (used in) financing activities          124,840            (15,208)

Increase (Decrease) in cash and cash equivalents             111,234            (45,503)

Cash and cash equivalents, beginning........                     602              45,518
                                                      --------------     ---------------

Cash and cash equivalents, ending...........          $      111,836      $          16
                                                      ==============     ===============


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid...............................           $      71,098      $      39,685
                                                      ==============     ==============
Income taxes paid...........................           $           -      $           -
                                                      ==============     ==============




       See accompanying notes to the condensed consolidated financial statements







               TRB Systems International Inc. and Subsidiaries
                       (A Development Stage Company)
                Notes to Consolidated Financial Statements
                         September 30, 2005 and 2004




1. ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. (the "Company" or "TRBI") is a holding company incorporated in Delaware on April 11, 1997.

The Company has established a new subsidiary, Alenax (Tianjin) Bicycle Corp. ("Alenax") to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.

The Company was established to produce and market bicycle, fitness and motorized two wheel transportation products. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting testing of its products, exploring marketing channels and recruiting personnel.

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

Liquidity

As of September 30, 2005, the Company had cash and cash equivalents totaling $111,836 as compared to $16 at September 30, 2004. As of September 30, 2004, the Company had working capital of $ (192,708) compared to a working capital of $616,008 at September 30, 2004. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

Impairment of Long-Lived Assets

The Company has adopted FASB Statements No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total fair value is less than the carrying value of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques

Intangible Assets

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

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of -0- for the 3-month period ended September 30, 2005 as compared to $15,110 for the 3-month period ended September 30, 2004.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                                   2005           2004
                                             ------------------------------

   Accounts Receivable                       $    2,344,369   $   2,344,369
                                             --------------   -------------
                                                  2,344,369	      2,344,369
   Less: Allowance for Doubtful Accounts            375,000         375,000
                                             --------------   --------------
                                                  1,969,369	      1,969,369

4.  PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

	                                      2005               2004
                                     ------------------------------------
Office Equipment                      $       6,725        $       6,725
Tools and Machinery                          79,321               79,321
Automobile                                   34,000               34,000
Moldings                                    659,916              659,916
Booth for Show                              137,470              137,470
Informational tapes and other
   promotional materials                     50,000               50,000
                                     -----------------------------------
                                            967,432              967,432
Less: Accumulated Depreciation              861,292              849,162
                                     -----------------------------------
                                      $     106,140        $     118,270

5. RELATED PARTIES

ABL Properties Inc. (Byung Yim, President and CEO of TRB Systems International Inc., is also the President and CEO of ABL Properties Inc.) wholly owns the patents. These patents are exclusively licensed to TRB Systems International Inc. for the worldwide manufacture and sale of the Alenax products. The timing, methodology and general details of the manufacture and sales are left to TRBI, as is the design and utilization of the goods employing the technology. The rights, licensed to TRBI by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5%
on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2005, ABL Properties owes the Company $32,213.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2005 the outstanding amount due was $ 222,319.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2005 the accounts payable and accrued expenses were $378,024 compared to $542,427 as of September 30, 2004.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. During the recent quarter, the Company borrowed $124,840 from individuals. At of September 30, 2005 the Company had notes payable in the amount of $1,891,053 as compared to $806,114 at September 30, 2004. Interest expense attributable to notes payable totaled $ 71,098 for the quarter ended at September 30, 2005.

Interest rate on the notes ranged from 10% to 24% except for a short- term loan for $12,931 that the Company paid 20% for two months.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2005 the lenders have not exercised their option, management is negotiating an extension on the notes.

9. PENDING SUITS AND JUDGMENT

As of September 30, 2005, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

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

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 shares at $0.001 par value share. As of September 30, 2005 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2005 and 2004 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

13.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                               2005               2004
                                        ------------------------------------
Net Deferred Tax Asset                  $      1,026,957 	 $    1,026,957
Deferred Tax Asset Valuation Allowance         (828,170)	      (828,170)
		                            ------------------------------------
Net Deferred Tax Asset                           198,787            198,787
                                        -----------------------------------
Deferred Tax Benefit                    $         10,917 	 $      198.787
                                        ==================  ================


14.  COMMITMENTS AND CONTINGENCIES

14.1 Lease Commitments

The Company's future annual commitments under an operating lease for office space is $12,000 per year for the year ending September 30, 2006 and $ 5,000 for September 30, 2007: Rental expense for the 3-month ended September 30, 2005 and 2004 are $ 4,762 and $4,670, respectively.

14.2. Litigation

As per the Company, as of September 30, 2005, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 10.

15. SUBSEQUENT EVENTS

TRBI was not able to pay the short tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRBI will have to extend 2000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2005.

TRBI was not able to pay the short-term note due on December 31, 2004 to Young Sik Kwon in the amount of $347,826. Management is negotiating an extension for payment. At this time there is no assurance that an agreement for extension will occur and this may have a material adverse effect on the financial condition of TRB International Systems Inc.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of Alenax-bicycles including Alenax-Exercise Bicycle, Alenax -Electric Bicycle, and Alenax- Wheelchair (collectively "Alenax Products"). The technology applied at our Alenax Products is called Natural Motion Technology ("NMT").

As of the date of this report, we are still in the process of developing, improving and testing our Alenax Products. We are not expected to generate product sales revenues until we complete improving our products and testing, which we expect in late 2006 or early 2007.

Results of Operations

For the three months ended September 30, 2005, we had done the following:

(1) Six 6-way Multi-Function Bike. The biggest event in this quarter was that on August 23, 2005, the Company entered into an Exclusive Manufacturing and Full Assembly Agreement with Chin Haur Precision Co., Ltd., the largest manufacturer of Axlex in the world. Thanks to the agreement, the Company could significantly reduce the number of manufacturers for the commercial production of its Alenax Products from fifteen (15) to four (4) manufacturers. Thus, the quality of the Company's products can be better managed, protected and controlled. During the three-month period, we also smoothly solved the Shifter problem by changing the shifter maker in China to DNP Company in Taiwan.

(2) One-Way Bike: As of September 30, 2005, the Company was ready for commercial production of its one-way bike. Because the other products of the Company were not completely ready yet, the Company decided to postpone its mass production and change the cap of Crank Arms by new mold for better cosmetics and better quality.

(3) Alenax -Exercise Bike: On July 11, 2005, the Company entered into a Manufacturing and Product Distribution Agreement with Joong Chenn Ind. Co., Ltd. a top two fitness and sports equipment makers in Taiwan. By signing the agreement, the Company is able to manufacture its products in high quality, and at the same time, the Company is able to distribute its products through Joong Chenn Ind. Co., Ltd.'s distribution channels in 56 countries around the world.

During this quarter, the Company continued its negotiation with Shanghai-CJ TV and Guang Zhou TV, two top TV home shopping sales companies in China. We intended to use China's TV Home Shipping Channels to sell our products.

Three Months Ended September 30, 2005 and 2004

Revenues

For the quarter ended September 30, 2005, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the three months ended September 30, 2005, our operating expenses were $64,744 compared with $79,398 during the same period of the prior year. The decrease of $14,654, or 18.5%, in operating expenses was largely due to the decrease in research and development ($10,776) and the decrease of travel expenses ($5,333).

Interest Expense

During the three months ended September 30, 2005 we had interest expense of $71,098 as compared to $39,585 for the same period of the previous year.

Net Loss

For the three months ended September 30, 2005, we had net loss of $135,718, or $0.01 per share, compared with net loss of $132,977, or $0.01 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of September 30, 2005, we had notes payable and accrued interest payable in the amount of $1,891,053, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

For the three months ended September 30, 2005, our operating activities used $153,025 of net cash, largely due to net loss. During the same period, our investing activities provided $139,419 of net cash by borrowing from a related party. For the same period, the financing activities provided us with $124,840 of net cash by issuing notes payable. For the three months ended September 30, 2005, our cash and cash equivalents increased by $111,234.

As disclosed on Note 9 of our Notes to Financial Statements, we had outstanding judgment in a total of $381,000 incurred in 2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

We may need to obtain additional sources of financing over the next 12 months in order to complete our product improvements and product testing. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

As of September 30, 2005, there were no off-balance arrangements.

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



                              PART II

                         OTHER INFORMATION



Item 1.  Legal Proceedings

         Please see Note 9 to the Financial Statements.


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

Reports on Form 8-K:   None.



                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRB Systems International Inc.


By:/s/ Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO


Date: June 27, 2006