Form 10QSB
period 2005-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2006-06-28
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________________ to _________________

           Commission File Number:                  333-07242
                                   ____________________________________________

                          TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               Delaware                                22-3522572
 -----------------------------------------  -----------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
        incorporation or organization)

               1472 Cedarwood Drive, Piscataway, New Jersey 08854
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (877) 852-3600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 28, 2006: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]





                          TRB SYSTEMS INTERNATIONAL INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of December 31, 2005 (unaudited)..........    3

  Consolidated Statements of Operations for the
    Three and Six Months ended December 31, 2005 and 2004 (unaudited).....    4

  Consolidated Statements of Cash Flows for the
    Six Months Ended December 31, 2005 and 2004 (unaudited)...............    5

  Notes to Financial Statements...........................................    6

Item 2. Management's Discussion and Analysis or Plan of Operation.........   14

Item 3.  Control and Procedures...........................................   16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   17
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.......   17
Item 3.  Defaults Upon Senior Securities..................................   17
Item 4.  Submission of Matters to a Vote of Security Holders..............   17
Item 5.  Other Information................................................   17
Item 6.  Exhibits and Reports on Form 8-K.................................   17

SIGNATURES






                      TRB SYSTEMS INTERNATIONAL, INC.
                       (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           December 31, 2005


                                ASSETS
CURRENT ASSETS:
Cash.................................................       $        135,233
Accounts receivable..................................              1,969,369
Inventories..........................................                203,341
                                                            ----------------
                                                                   2,307,933
OTHER ASSETS
Indebtedness of related party........................                 32,213
Property and equipment, net..........................                115,237
Deferred tax assets..................................                198,787
Security Deposit and Other assets....................                    862
                                                            ----------------
                                                                     345,307

TOTAL ASSETS.........................................        $     2,653,240
                                                            ================

                   LIABILITIES AND SHAREHOLDER'S CAPITAL

CURRENT LIABILITIES
Notes and interest payable...........................        $     2,026,001
Accounts payable and accrued expresses...............                396,887
Convertible debts....................................                142,611
Corporation income taxes payable.....................                    600
                                                            ----------------
                                                                   2,566,099

LONG-TERM LIABILITIES
Director's Loan......................................                307,277
Legal judgments payable..............................                381,000
                                                            ----------------
                                                                     688,277
SHAREHOLDERS'EQUITY
Common stock, $0.01 par value, 30,000,000 shares
 authorized, 22,783,002 shares issued and outstanding                 22,783
Additional paid-in capital...........................              3,106,489
Retained earnings (deficit)..........................            (3,730,408)
                                                            ----------------
                                                                   (601,136)

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY............      $       2,653,240
                                                           =================



 See accompanying notes to the condensed consolidated financial statements








                            TRB SYSTEMS INTERNATIONAL, INC.
                             (A Development Stage Company)
                     Consolidated Statement of Operations (Unaudited)
               For the Three and Six Months Ended December 31, 2005 and 2005


                                                     Three Months                   Six Months
                                                    Ended Dec. 31,                 Ended Dec. 31,
                                             ---------------------------    ----------------------------
                                                2005          2004               2005         2004

                                             ---------------------------    ----------------------------
Operating Revenue
Product sales........................        $          -    $        -      $         -    $         -
Cost of goods sold...................                   -             -                -              -
                                             --------------  -----------    -------------   ------------
Gross Profit.........................                   -             -                -              -
Consulting revenue...................                   -             -                -              -
License and distribution fees........                   -             -                -              -
                                             -------------- ------------    -------------   ------------
Total Revenue........................                   -             -                -              -

Operating Expenses:
Auto expenses........................                 707             -              849            172
Commission...........................                 284             -            3,322              -
Communication........................               2,455           940            2,953          2,829
Consulting...........................                   -             -                -          2,500
Depreciation.........................               3,412         3,033            6,445          6,066
Employee salaries....................               4,170        11,026            4,170         22,052
Marketing............................              10,674             -           10,674              -
Meals and entertainment..............                 657             -            1,522              -
Miscellaneous........................               2,856           671            7,985          1,373
Office expenses......................               2,025         8,186           11,575          8,847
Other operating expenses.............                   -             -               95            540
Samples..............................              13,655             -           13,655              -
Overseas operating expenses..........                  40         4,648           15,901         19,804
Shipping and delivery................                   -             -              819              -
Professional fees....................              12,694        14,988           17,639         18,798
Rents................................               5,137        16,305            9,889         32,069
Research and development.............              10,555         6,122           10,555         16,898
Travel...............................               3,762         4,052           11,798         17,421
                                            -------------  ------------     ------------   ------------
  Total operating costs and expenses               73,081        69,971          129,846        149,369

NET LOSS FROM OPERATIONS.............            (73,081)      (69,971)        (129,846)      (149,369)

OTHER INCOME (EXPENSE)
Foreign currency translation.........                  -              -             (18)              -
Income from forgiveness of debts.....                  -              -                -        124,414
Realized loss on note receivable.....                  -              -                -       (24,917)
Interest income......................              1,930              -            2,072              6
Interest expense.....................           (71,098)      (201,339)        (105,632)      (240,924)
                                            ------------  -------------   --------------  -------------

NET LOSS BEFORE INCOME TAX BENEFIT             (142,249)      (271,310)        (233,424)      (290,790)

INCOME TAX
Income tax benefit...................                  -             -                 -         10,917
                                           ------------- -------------   ---------------  -------------

LOSS FROM CONTINUING OPERATIONS......     $    (142,249) $   (271,310)    $    (233,424)  $   (279,873)
                                          -------------- -------------   ---------------  -------------

NET LOSS.............................     $    (142,249) $   (271,310)    $    (233,424)  $   (279,873)
                                          ============== =============   ===============  =============

Net Loss Per Share...................     $      (0.006) $     (0.012)    $      (0.010)   $    (0.012)
                                          ============== =============   ===============   ============


                 See accompanying notes to the condensed consolidated financial statements










                               TRB SYSTEMS INTERNATIONAL, INC.
                               (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                      For the Six Months Ended December 31, 2005 and 2004



                                                                2005                2004
                                                         -------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................        $  (233,424)          $  (279,873)
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation & Amortization......................               6,445                6,066
 Decrease (increase) in inventories...............           (115,352)                    -
 Decrease (increase) in deposit with a supplier...              50,386               24,917
 Decrease (increase) in indebtedness of related party                -              (1,118)
 Decrease (increase) in deferred taxes............                   -             (10,917)
 Increase (decrease) in accounts payable and
    accrued liabilities...........................            (18,862)               36,767
                                                          ------------         ------------
      Total adjustments...........................            (77,383)               55,715

Net cash used by operating activities.............           (310,807)             (224,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................            (10,717)                    -
Increase indebtedness of related party............             (1,478)              (1,596)
Increase in other assets..........................               (862)                    -
                                                           -----------        -------------
Net cash used in investing activities.............            (13,057)              (1,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable.........................             212,641              129,970
(Decrease) increase director's loans..............             245,844               50,272
                                                          ------------        -------------
Net cash provided by financing activities.........             458,485              180,242

Increase (decrease) in cash and cash equivalents..             136,462             (45,512)

Cash and cash equivalents, beginning..............                 602               45,519
                                                          ------------        -------------
Cash and cash equivalents, ending.................        $    135,223         $         7
                                                          ============        =============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid.....................................        $    105,632         $   240,924
                                                          ============         ===========

Income taxes paid.................................        $          -         $         -
                                                          ============         ===========




            See accompanying notes to the condensed consolidated financial statements







                     TRB Systems International Inc. and Subsidiaries
                             (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                             December 31, 2005 and 2004


1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997.

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

Liquidity

As of December 31, 2005, the Company had cash and cash equivalents totaling $135,223 as compared to $7 at December 31, 2004. As of December 31, 2005, the Company had working capital of $(258,166) compared to a working capital of $152,486 at December 31, 2004. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $10,555 for the 6-months period ended December 31, 2005 as compared to $16,898 for the 6-months period ended December 31, 2004.

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

4.  RELATED PARTIES

ABL Properties Inc. (Byung Yim, President and CEO of TRB Systems International, Inc. is also the President and CEO of ABL Properties Inc.) wholly owns the patents. These patents are exclusively licensed to TRB Systems International Inc. for the worldwide manufacture and sale of the Alenax-Product. The timing, methodology and general details of the manufacture and sales are left to TRBI, as is the design and utilization of the goods employing the technology. The rights, licensed to TRBI by ABL Properties Inc, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5%
on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems International Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2005 ABL Properties owes the Company $32,213.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2005 the outstanding amount due was $307,277.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of December 31 2005 the accounts payable and accrued expenses were $ 396,887 and $ 378,034 as of December 31, 2004.

6.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. During the six-month period, the Company borrowed $212,641 from several individuals. At of December 31, 2005 the Company had notes payable and accrued interest were in the amount of $2,026,001 as compared to $1,434,020 December 31, 2004. Interest expense attributable to notes payable totaled $105,632 for the six-month period ended at December 31, 2005.

Interest rate on the notes ranged from 10% to 24% except for a short- term loan for $12,931 that the Company paid 20% for two months.

7.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2005 the lenders have not exercised their option, management is negotiating an extension on the notes.

8.  PENDING SUITS AND JUDGMENT

As of December 31, 2005, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

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

9.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of December 31, 2005 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

10.  NET LOSS PER SHARE

Net loss per common share for the periods ended December 31, 2005 and 2004 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

11.  FUTURE OPERATIONS AND LIQUIDITY

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                               2005               2004
                                        ------------------------------------
Net Deferred Tax Asset                  $      1,026,957 	 $    1,026,957
Deferred Tax Asset Valuation Allowance         (828,170)	      (828,170)
		                            ------------------------------------
Net Deferred Tax Asset                           198,787            198,787
                                        -----------------------------------
Deferred Tax Benefit                    $         10,917 	 $      198,787
                                        ==================  ================

13.  COMMITMENTS AND CONTINGENCIES

13.1. Lease Commitments

The Company's future annual commitments under an operating lease for office space is $12,000 for the year ending December 31, 2006 and $ 2,000 for December 31, 2007.

Rental expense for the 6-months ended December 31, 2005 and 2004 are $9,889 and $32,069 respectively.

13.2. Litigation

As per the Company, as of December 31, 2005, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 10.

14.  SUBSEQUENT EVENTS

TRBI was not able to pay the short tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRBI will have to extend 2000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2005.

TRBI was not able to pay the short-term note due on December 31, 2004 to Young Sik Kwon in the amount of $347,826. Management is negotiating an extension for payment. At this time there is no assurance that an agreement for extension will occur and this may have a material adverse effect on the financial condition of TRB Systems International, Inc.




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

Results of Operations

For the three months ended December 31, 2005, we had done the following:

(1) Six -way Multi-Function Bike. Ching Haur Precision Co., Ltd. ("Ching Haur") was scheduled to finish the B.B. Set and other parts by December 31, 2005. However, Ching Haur and we found a better way to improve the quality of our six-way Multi-Function Bike. We decided to do it even though it may take three or four months to complete. Because during the quarter, we changed the mechanism of the bottom brocket system, DNP Company of Taiwan had to wait until we finish the bottom brocket systems.

(2) One-Way Bike: Power Cat Company of Shanghai was scheduled to finish a new cap of Crank Arms by October 30, 2005, and to deliver the first sample to us by November 30, 2005. Because KT-747 hub had to be changed by Kun Teng Ind. Co., Ltd., the job that would be performed by Power Cat Company was delayed, most likely for another three months.

(3) Alenax -Exercise Bike: Under the Manufacturing and Product Distribution Agreement with Joong Chenn Ind. Co., Ltd., Joong Chenn was scheduled to finish the first 200 sample product by November 30, 2005. Once again, the delivery would be delayed for another two months. However, King-I Company had finished approximately 90% of Alenax-Monitor of Alenax-Exercise Bike.

During this quarter, we continued working with four TV home shopping companies in China for lunching our products. We intended to use their TV Home Shipping Channels to sell our products.

Three Months Ended December 31, 2005 and 2004

Revenues

For the quarter ended December 31, 2005, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the three months ended December 31, 2005, our operating expenses were $73,081 compared with $69,971 during the same period of the prior year. The increase of $3,110, or about 4.4%, in operating expenses was largely due to the increase in marketing expense of $10,674.

Interest Expense

During the three months ended December 31, 2005 we had interest expense of $71,098 as compared to $201,339 for the same period of the previous year.

Net Loss

For the three months ended December 31, 2005, we had net loss of $142,249, or $0.01 per share, compared with net loss of $271,310, or $0.01 per share, for the same period of the last fiscal year.

Six Months Ended December 31, 2005 and 2004
-------------------------------------------

Revenues

For the six-month period ended December 31, 2005, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the six months ended December 31, 2005, our operating expenses were $129,846 compared with $149,369 during the same period of the prior year. The decrease of $19,523, or approximately 13.1%, in operating expenses was largely due to the increase in rent of $22,180.

Interest Expense

During the six months ended December 31, 2005 we had interest expense of $105,632 as compared to $240,924 for the same period of the previous year.

Net Loss

For the six months ended December 31, 2005, we had net loss of $233,424, or $0.01 per share, compared with net loss of $279,873, or $0.01 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of December 31, 2005, we had notes payable and accrued interest payable in the amount of $2,026,001, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

For the six months ended December 31, 2005, our operating activities used $310,807 of net cash, largely due to net loss of $233,424 and increase in inventory of $115,352. During the same period, our investing activities used net cash of $13,057, mostly by purchase of property and equipment. For the same period, the financing activities provided us with $458,485 of net cash by issuing notes payable ($212,641) and by borrowing from our directors ($245,844). For the six months ended December 31, 2005, our cash and cash equivalents increased by $134,621.

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

Off-balance sheet arrangements

As of December 31, 2005, there were no off-balance arrangements.


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




                               PART II

                          OTHER INFORMATION



Item 1.  Legal Proceedings

  Please see Note 8 to the Financial Statements.

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


Date: June 28, 2006