Form 10QSB
period 2006-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2006-07-06
CIK 1042610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________________ to ________________

           Commission File Number:                  333-07242
                                   ___________________________________________

                              TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                22-3522572
---------------------------------------  --------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 29, 2006: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]





                          TRB SYSTEMS INTERNATIONAL INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheet as of March 31, 2006 (unaudited)............     3

   Consolidated Statements of Operations for the
    Three and Nine Months ended March 31, 2006 and 2005 (unaudited).......     4

   Consolidated Statements of Cash Flows for the
    Nine Months Ended March 31, 2006 and 2005 (unaudited).................     5

   Notes to Financial Statements..........................................     6

Item 2. Management's Discussion and Analysis or Plan of Operation.........    13

Item 3.  Control and Procedures...........................................    15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    16
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.......    16
Item 3.  Defaults Upon Senior Securities..................................    16
Item 4.  Submission of Matters to a Vote of Security Holders..............    16
Item 5.  Other Information................................................    16
Item 6.  Exhibits and Reports on Form 8-K.................................    16

SIGNATURES






                     TRB SYSTEMS INTERNATIONAL, INC.
                     (A Development Stage Company)
                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           March 31, 2006


                               ASSETS
CURRENT ASSETS:
Cash.....................................................     $         38,901
Accounts receivable......................................            1,969,369
Inventories..............................................              227,128
Prepaid expenses and other current assets................               97,000
                                                             -----------------
                                                                     2,332,398
OTHER ASSETS
Property and equipment, net..............................              118,918
Security deposit.........................................                  245
Indebtedness of related party............................               32,213
Deferred tax assets......................................              198,787
                                                             -----------------
                                                                       350,163

  TOTAL ASSETS...........................................      $     2,682,561
                                                              ================


                     LIABILITIES AND SHAREHOLDER'S CAPITAL


CURRENT LIABILITIES
Notes and interest payable...............................      $    2,237,959
Accounts payable and accrued expresses...................             396,887
Advance from customers...................................               2,441
Convertible debts........................................             142,611
Corporation income taxes payable.........................                 600
                                                              ---------------
                                                                    2,780,498

LONG-TERM LIABILITIES
Director's Loan..........................................             284,028
Legal judgments payable..................................             381,000
                                                              ---------------
                                                                      665,028
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 30,000,000 shares authorized,
 22,783,002 shares issued and outstanding................              22,783
Additional paid-in capital...............................           3,106,489
Retained earnings (deficit)..............................         (3,892,237)
                                                             ----------------
                                                                    (762,965)

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $      2,682,561
                                                             ================



See accompanying notes to the condensed consolidated financial statements











                         TRB SYSTEMS INTERNATIONAL, INC.
                         (A Development Stage Company)
              Consolidated Statement of Operations (Unaudited)
          For the Three and Nine Months Ended March 31, 2006 and 2005

                                                      Three Months                       Nine Months
                                                      Ended March 31,                    Ended March 31,
                                              -------------------------------    ----------------------------
                                                    2006            2005              2006         2005
                                              -------------------------------    ----------------------------
Operating Revenue
Product sales........................         $            -    $         -      $          -     $         -
Cost of goods sold...................                      -              -                 -               -
                                              ---------------  -------------     -------------     ------------
Gross Profit.........................                      -              -                 -               -
License and distribution fees........                      -              -                 -               -
                                              ---------------  -------------     -------------     ------------
                                                           -              -                 -               -
                                              ---------------  -------------     -------------     ------------
Operating Expenses:
Auto expenses........................                      -              -               849             172
Commission...........................                      -              -            25,301               -
Communication........................                      -             94             2,953           2,923
Consulting...........................                      -              -                 -           2,500
Depreciation and amortization........                  3,300          3,033             9,745           9,098
Employee salaries....................                  3,445          3,334                 -          25,386
Marketing and advertising............                      -              -            10,674               -
Meals and entertainment..............                 14,000              -             7,615               -
Miscellaneous........................                  4,353          4,617            13,985           5,560
Office expenses......................                 12,905              -            24,480           8,847
Overseas operating expenses..........                      -         11,991            15,861          31,795
Professional fees....................                         -            7,124               17,639            25,922
Rents................................                  5,137         16,305             9,889          32,069
Public company expenses..............                      -          1,886                 -           1,886
Sales promotion......................                  3,192              -             3,192               -
Samples..............................                      -              -            13,655               -
Company operating expenses...........                 35,724              -            35,724               -
Shipping and delivery................                      -              -               819             431
Research and development.............                  3,898              -            14,453          16,898
Travel...............................                 10,024              -            21,822          17,421
                                              --------------  -------------    --------------  --------------
                                                      90,841         32,079           228,666         181,448

LOSS FROM OPERATIONS.................               (90,841)       (32,079)         (228,666)       (181,448)

OTHER INCOME (EXPENSE)
Foreign currency translation.........                      -              -              (18)               1
Income from forgiveness of debts.....                      -              -                 -         124,414
Realized loss on note receivable.....                      -              -                 -        (24,917)
Interest income......................                  1,930              -             2,072               6
Interest expense.....................               (70,988)       (65,585)         (213,184)       (306,509)
                                              --------------  -------------    --------------  ---------------

NET LOSS BEFORE INCOME TAX...........              (161,829)       (97,663)         (439,796)       (388,453)

INCOME TAX
Income tax benefit...................                      -             -                  -         10,917
                                              --------------  -------------    --------------  --------------

NET LOSS.............................         $    (161,829)  $    (97,663)    $    (439,796)  $    (377,536)
                                              ==============  =============    =============== ==============

Earning Per Share, Basic.............         $      (0.007)  $     (0.004)    $      (0.019)  $      (0.017)
                                              ==============  =============    =============== ==============



                  See accompanying notes to the condensed consolidated financial statements








                               TRB SYSTEMS INTERNATIONAL, INC.
                                (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                      For the Nine Months Ended March 31, 2006 and 2005



                                                                2006                 2005
                                                       ---------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................     $          (439,796)    $       (377,536)
Noncash items included in net loss................                    9,745                9,098
Decrease (increase) in note receivable............                        -               24,917
Decrease (increase) in inventories................                (139,139)                    -
Decrease (increase) in other current assets.......                 (46,614)                    -
Increase (decrease) in notes and interest payable                         -              147,381
Increase (decrease) in customer advances..........                    2,441                    -
Increase (decrease) in accrued interest payable...                  211,130               46,778
                                                        -------------------     -----------------
                                                                  (402,233)             (149,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................                 (19,490)               (3,334)
Increase indebtedness of related party............                  (1,478)               (5,105)
Increase in other assets..........................                    (245)                    -
Increase in deferred tax assets...................                        -              (10,917)
                                                        -------------------    ------------------
                                                                   (21,213)              (19,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable.........................                  252,638                     -
Issuance of common stock..........................                        -               130,866
Director's loans (repaid).........................                  209,107               (7,666)
                                                        -------------------    ------------------
                                                                    461,745               123,200

Increase (decrease) in cash and cash equivalents..                   38,299              (45,518)

Cash and cash equivalents, beginning..............                      602               45,519
                                                        -------------------   -------------------

Cash and cash equivalents, ending.................      $            38,901   $                1
                                                        ===================   ===================



SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid.....................................      $          213,184    $          306,509
                                                        ==================    ==================



  See accompanying notes to the condensed consolidated financial statements







                  TRB Systems International Inc. and Subsidiaries
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              March 31, 2006


1.  Incorporation and Business Activity

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997.

The Company has established a new subsidiary, Alenax (Tianjin) Bicycle Corp. ("Alenax") to conduct business in China, including the assembly and manufacturing the Alenax Products. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.

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

Liquidity
---------

As of March 31, 2006, the Company had cash and cash equivalents totaling $38,901 as compared to $1 at March 31, 2005. As of March 31, 2006, the Company had working capital of $(448,100) compared to a working capital of $69,256 at March 31, 2005. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax (Tianjin) Bicycle Corp., the operating company.

Basis of Presentation
---------------------

The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

Use of Estimates
----------------

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

Revenue and Expense Recognition
-------------------------------

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

Accounting Method
-----------------

The Company recognizes income and expenses on accrual basis.

Depreciation
------------

Depreciation is computed by using the straight-line method for financial reporting purposes and the modified accelerated cost recovery method for federal income ax purposes.

Income Taxes
------------

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

Net Operating Loss Carry-forward
--------------------------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

Intangible Assets
-----------------

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

Reclassifications
-----------------

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Property and Equipment
----------------------

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

Inventories
-----------

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

Research and Development Cost
-----------------------------

All research and development expenditures have been capitalized and are being amortized on a ten year straight line basis. Costs incurred internally have been historically charged as expenses, until technological feasibility for the product line had been established, after which they were capitalized over the expected life of the technology (SFAS 86).

License and Distributor Agreements
----------------------------------

The Company has license agreements in the following countries: Japan, India, Nigeria & Benin, Canada, Ivory Coast, Tanzania, Brazil, Vietnam and Korea.

The Company has distributor agreements in the following states in the United
States: California in Orange County and Los Angeles County, Maryland, Delaware and New York in Long Island County and Queens County

The terms of the Company's license and distributor agreements shall commence on the date of executed Company's license and distributor agreements and this agreement shall continue for a period of three years. This Company's license and distributor agreements shall be renewed at the third year Anniversary Date and the upon the mutual consent of the parties or unless either party breaches any material term of this agreement, this agreement shall be renewed at each Anniversary Date thereafter without the payment of any additional licensing fees.

The Company's license and distributor contracts call for an ongoing minimum required number of bike sold per year as set out in the following table:

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
-----------------------------------------------------------------------------------------


3.  Accounts Receivable and License and Distribution Fees

Accounts Receivable reflect the non-cash portion of Licensing and Distributorship agreements totaling $ 2,290,000 as of March 31,2006 before provision for allowance for doubtful accounts of $ 320,631.

4.  Related Parties

ABL Properties Inc . (Byung Yim, President/CEO of TRB Systems International Inc. is also the President and CEO of ABL Properties Inc.) wholly owns the patents. These patents are exclusively licensed to TRB Systems International Inc. for the worldwide manufacture and sale of the Alenax products. The timing, methodology and general details of the manufacture and sales are left to TRBI, as is the design and utilization of the goods employing the technology. The rights, licensed to TRBI by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of March 31, 2006, ABL Properties owes the Company $32,213.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of March 31, 2006 the outstanding amount due was $ 284,028.

The Company has a policy of providing executives with a Company-owned automobile. The amount of related expenses for business purposes was $849 for the 9-month period ended March 31, 2006 and $ 172 for the same period ended in 2005.

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

6.  Notes Payable and Accrued Interest

Notes payable are unsecured notes to individuals. During the nine-month period, the Company borrowed $252,638 from several individuals. As of March 31, 2006 the Company had notes payable and accrued interest were in the amount of $2,237,959 as compared to $1,517,254 at March 31, 2005. Interest expense attributable to notes payable totaled $213,184 for the nine-month period ended at March 31, 2006.

Interest rate on the notes ranged from 10% to 24% except for a short- term loan for $12,931 that the Company paid 20% for two months.

7. Operating Loss Carry-forwards

The Company has loss carry-forwards, which is expected to offset in its entirety this year's taxable income.

8. Director's Loans

The loans payable to a director are unsecured, non-interest bearing with non-set terms of repayment. They will be restricted as the company has surplus funds to repay these loans.

9. Common Stocks

The Company is authorized to issue 30,000,000 at $0.001 par value share, and, as of March 31, 2006, 22,783,002 voting common shares are issued and outstanding.

10.  Earnings per Shares

Earnings (loss) per share are calculated using the weighted- average number of common shares outstanding and common shares equivalents.

11.  Pending Suits and Judgment

As of the statement period of March 31, 2006, there were outstanding judgments in the total amount of $ 381,000 against the Company. The management asserts that the negotiation has been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. The management also believes the company it is not in the financial position to pay these amount within one year period and therefore classified the legal judgments payable to long term.

Creditors / Creditors' Attorneys	      Amount as of March 31, 2006
---------------------------------         ---------------------------
David, Kessler & Associates, LLC	        $          44,000
Sawtooth Marketing Group	                         56,000
Cole, Schotz, Meiser,Forman & Leonard	             89,000
Bernard & Koff	                                    192,000
                                          ---------------------------
             Total                          $         381,000


12.  Future Operations and Liquidity

The Company has suffered recurring losses from operations and has outstanding judgments in the amount of $381,000, which according to management will not be able to pay within one-year period due to its financial position. These conditions indicate that the Company may be unable to continue as a going concern.

13.  Income Tax

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                 2006               2005
                                        ------------------------------------
Net Deferred Tax Asset                  $      1,026,957 	 $    1,026,957
Deferred Tax Asset Valuation Allowance         (828,170)	      (828,170)
		                            ------------------------------------

Deferred Tax Benefit                    $        198,787 	 $      198,787
                                        ==================  ================


14.  Commitments and Contingencies

14.1.  Lease Commitments

The Company's future annual commitments under an operating lease for office space is $11,000 for the year ending March 31, 2007.

Rental expense for the 6-months ended December 31, 2005 and 2004 are $ 9,889 and $ 32,069 respectively.

14.2.  Litigation

As per the Company, as of March 31, 2005, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 11.

15.  Subsequent Events

TRBI was not able to pay the short tem note due on October 10, 2004 to Seon Nyu Lee in the amount of $12,931. According to the terms of the note, in case of default TRBI will have to extend 2000 of its shares in addition to paying the loan. The Company was able to extend payment on the note until February 10, 2005.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, assembly and manufacturing a line of Alenax-bicycles including Alenax-Exercise Bicycle, Alenax-Electric Bicycle, and Alenax- Wheelchair (collectively "Alenax Products"). The technology applied at our Alenax Products is called Natural Motion Technology ("NMT").

As of the date of this report, we are still in the process of developing, improving and testing our Alenax Products. We are not expected to generate product sales revenues until we complete improving our products and testing, which we expect in late 2006 or early 2007.

Results of Operations
---------------------

For the three months ended March 31, 2006, we had done the following:

(1) Six -way Multi-Function Bike. Ching Haur Precision Co., Ltd. ("Ching Haur") was originally scheduled to finish the B.B. Set and other parts by December 31, 2005. However, because a better method was found in improving the quality of our six-way Multi-Function Bike, we decided to do it. By March 31, 2006, 95% of works had been completed. DNP Company had completed the job of the Shifters.

(2) One-Way Bike: The KT-747 hub of Kun Teng Ind. Co., Ltd. was done. But it was failed during the strength, durability and road test. After several meetings with Kun Teng at its facilities in Shen Zhen, China, the problems were finally solved. The second run tests will be performed in May 2006.

(3) Alenax -Exercise Bike: During the quarter, we completed the monitors of Alenax-Exercise Bike with the King-I Ind. Co., Ltd. in Taiwan. Accordingly, Alenax-Exercise Bike was done and we put successfully on air of BTV home shopping sales.

On marketing side, we had entered into an agreement with Goang Zhou TV for home shopping sales and start to airing from April 2006. In addition, we had a successful bike event on January 8, 2006 with "Tianjing Sports Bureau" in Tianjing, China. At the show, we had 40 booths, which were twice as the other show participants had, and we received tremendous contacts.

Three Months Ended March 31, 2006 and 2005
------------------------------------------

Revenues

For the quarter ended March 31, 2006, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the three months ended March 31, 2006, our operating expenses were $90,841 compared with $32,079 for the same period of the prior year. The increase of $58,762, or approximately 183%, in operating expenses was largely due to the increase in marketing related expense, such as samples and travel expenses.

Interest Expense

During the three months ended March 31, 2006 we had interest expense of $70,988 as compared to $65,585 for the same period of the previous year.

Net Loss

For the three months ended March 31, 2006, we had net loss of $161,829, or $0.01 per share, compared with net loss of $97,663, or $0.01 per share, for the same period of the last fiscal year.

Nine Months Ended March 31, 2006 and 2005
-----------------------------------------

Revenues

For the nine-month period ended March 31, 2006, we had no revenues, nor were there any revenue for the same period in previous year.

Operating Expenses

For the nine months ended March 31, 2006, our operating expenses were $439,796 compared with $377,536 for the same period of the prior year. The increase of $62,260, or approximately 16.5%, in operating expenses was largely due to the increase in interest expenses, office expenses and marketing-related expenses, and offset by certain decrease in professional fees and oversea operating expenses.

Interest Expense

During the nine months ended March 31, 2006 we had interest expense of $213,184 as compared to $306,509 for the same period of the previous year.

Net Loss

For the nine months ended March 31, 2006, we had net loss of $439,796, or $0.02 per share, compared with net loss of $377,536, or $0.02 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of March 31, 2006, we had notes payable and accrued interest payable in the amount of $2,237,959, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

For the nine months ended March 31, 2006, our operating activities used $402,233 of net cash, largely due to net loss of $439,796, increase in inventory by $139,139, and offset by increase in accrued interest payable of $211,130.
During the same period, our investing activities used net cash of $21,213, mostly by purchase of property and equipment. For the same period, the financing activities provided us with $61,745 of net cash, largely by issuing notes payable ($252,638) and by borrowing from our directors ($209,107). For the nine months ended March 31, 2006, our cash and cash equivalents increased by $38,299.

As disclosed on Note 11 of our Notes to Financial Statements, we had outstanding judgment in a total of $381,000 incurred in 2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

We may need to obtain additional sources of financing over the next 12 months in order to complete our product improvements and product testing. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements
------------------------------

As of March 31, 2006, there were no off-balance arrangements.



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




                                      PART II


                                 OTHER INFORMATION



Item 1.  Legal Proceedings

    Please see Note 11 to the Financial Statements.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:  N/A.


Item 3.  Defaults Upon Senior Securities:  N/A.


Item 4.  Submission of Matters to a Vote of Security Holders:  N/A.


Item 5.  Other Information:  N/A.


Item 6.    Exhibits and Reports on Form 8-K

(1) Exhibits:

   31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2) Reports on Form 8-K:   None.





                                     SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRB Systems International Inc.


By: /s/ Byung Yim
----------------------------------
Byung Yim, President, CEO and CFO

Date: July 5, 2006