Form 10KSB
period 2006-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2006-09-25
CIK 1042610

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                       For the Fiscal Year Ended June 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 333-07242

                           TRB SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

                   Delaware                               22-3522572
-----------------------------------------  -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
         of incorporation or organization)

    1472 Cedarwood Drive, Piscataway, New Jersey                 08854
--------------------------------------------------------  ----------------------
      Address of principal executive offices                    Zip Code

                       Issuer's telephone number:  (877) 852-3600
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   |__|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |__|   No |X|

Registrant's revenues for the year ended June 30, 2006 were $267,236.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Approximately $110,190.

The number of shares outstanding of Registrant's common stock as of September 20, 2006 was 22,783,002.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|




                            TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-KSB

                                    INDEX



                                    PART I


Item 1.   Description of Business........................................      4
Item 2.   Description of Property........................................      8
Item 3.   Legal Proceedings..............................................      9
Item 4.   Submission of Matters to a Vote of Security Holders............      9


                                    PART II


Item 5.   Market for Common Equity and Related Stockholder Matters.......      9
Item 6.   Management's Discussion and Analysis or Plan of Operation......     10
Item 7.   Financial Statements...........................................     13
Item 8.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................     13
Item 8A.  Controls and Procedures........................................     15
Item 8B.  Other Information..............................................     15

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............     15
Item 10.  Executive Compensation.........................................     17
Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...............................     18
Item 12   Certain Relationships and Related Transactions.................     19
Item 13.  Exhibits.......................................................     20
Item 14   Principal Accountant Fees and Services.........................     21

Signatures ..............................................................     23






                                          PART I



Item 1     DESCRIPTION OF BUSINESS


General
-------

TRB Systems International Inc. ("We" or the "Company") was incorporated in the State of Delaware on April 9, 1997. We established a new subsidiary Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct our business. Alenax was incorporated in China on February 22, 2005.

We engaged with Alenax for the business of developing, marketing, and manufacturing a line of Alenax- bicycles including Alenax-Exercise Bicycle, Alenax -Electric Bicycle, and Alenax-Wheelchair (collectively "Alenax-Product"). The technology applied at our Alenax Product is called Natural Motion Technology ("NMT"), which we are exclusively licensed from ABL Properties Company, a company jointly owned by Mr. Byung Yim, our President and Chief Executive Officer, his family members and other individuals.

The characteristics of the NMT are similar to that used in a stepper machine, which allows the users of our Alenax Product to exercise in a natural walking or jogging motion that is the bio-mechanically correct way of exercise without any trauma often associated with many alternate forms of exercise. We believe that our NMT bicycles and fitness trainers are able to provide our customers with the results they want, such as variable stroke and non-impact motion, but with much less the damage to their lower back, hips, knees, and ankles that traditional biking or jogging on pavement, may develop. We believe that our products are particularly good for elderly, because our products are not only safe and gentle, but also cardiovascular and anaerobic.

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

A NMT- bicycle looks like a conventional bicycle. What makes big difference is the NMT applied on the bicycle. A NMT- bicycle has two main components: (i)
Controller: this parts control the 6-different pedaling motions of the multi-function bike and (ii) Rear Hub: a dual ratcheting sprocket which is engaged by a drive chain.

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

We offer five models of NMT- bicycles: Mountain Bike (MTB); Leisure Bike, BMX (Children); ATB (all-terrain); and Cross Trading -Bike. In mass production, Alenax will offer a pedal arm in lengths of either 225 mm or 250 mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 165 to 175 mm. We plan to focus initially on the single action, natural stepping motion in all the bikes with our proprietary multifunctional pedaling motion bikes. Our tricycle will follow within one year. We will tap the high-end professional rider market in the second phase of our business plan. We are currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

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

NMT-Fitness/Home Trainers
-------------------------

Our fitness/home trainers are a natural development of our experience with physical therapists using our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of motion) in the stationary bike, as patients move from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. Our Versi-Trainer meets that demand with training and rehabilitative device that provides the following six different sets of exercises:

    *  Alternate up and down pumping motion;
    *  Simultaneous with both feet parallel to each other;
    *  Bilateral-One foot pumps while the other foot rests motionless;
    *  One foot pumps 360 degrees while the other foot rests motionless;
    *  360-degree rotation-conventional bike pedaling-opposed pedals; and
    *  Parallel pedaling-360 degree rotation.

The Versi-Trainer allows individuals to exercise their abdominals, hips (lateral rotators), quadriceps, hamstrings, and gluteus (butt) muscles. All actions are performed in the correct biomechanical positions.

NMT-Electric Bicycles
---------------------

POWER+BIKE is an outdoor bike that uses the same "up-down" motion of all the NMT- bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23 mph. Our POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes and Porsche. All three are designed similar to a moped, are heavy (50 lbs or more), and costly at a price between $600 and $1,200. By comparison, NMT's POWER+BIKE is 23 lbs, light and efficient enough, which can be pedaled comfortably in a business skirt or suit, for the senior citizen and women's market and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, NMT's management believes the POWER+BIKE can capture a major market share within this emerging market.

Manufacturing Facility
----------------------

We don't own any manufacturing facility. We are currently in the process to improve the quality of our products. As soon as this process is completed, we plan to manufacture our products through contracts with existing manufacturers in China and Taiwan.

Currently we are manufacturing our proprietary parts of hub with Kun Teng Industries Ltd. in China and Taiwan who is one of the top hub maker in the world, other Alenax proprietary parts with the Ching Haur Ind.Co., Ltd who is one the largest axles and other bike parts maker in the world, medium and high-end bicycles of 6-Way pedaling motion with Tianjin Fushida Bicycle Co., Ltd. who is the largest bike manufacturer in China and in the world, the 1-Way & 2-Way bikes with Pretty Wheel Ind. Co., Ltd., in China and Taiwan, and exercise bikes with Joong Chunn Ind. Co., Ltd who is one of the top leading sports and healthcare equipment manufacturer in Taiwan and the Weck Ind. Co., Ltd., in TaiChang, China.

Sale and Marketing
------------------

We plan to market our products to the following markets, both domestically and internationally:

   (a) Stepper Users: In this industry, the stepper market is one of the fastest growing segment. Our MTS-bicycles are attractive to this segment because our NMT bicycles allow the stepper motion and muscle conditioning to be taken outdoors.

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

  (d) Rehabilitation & Therapeutic Market: The rehabilitation and therapeutic market consists of four segments: post surgical (hip or knee); acute injury; individuals with a restrictive ROM (range of motion); and other (arthritic, biomechanical). Today, the major form of therapy for post hip and knee surgery is the conventional stationary bicycle. The 360-degree fixed stroke is limiting because initial therapy methods keep ROM within less than 120-degree of bound. This causes a time lag before the conventional 360-degree bike can be implemented. If they use our Fitness Versi-Trainer and the NMT- bicycles, they will get more favorable results.

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

Distribution Agreements
-----------------------

We plan to sell our products continuously through regional distributors, and we have entered into license and distribution agreements with distributors in Japan, Indian, Nigeria, Benin, Canada, Ivory Coast, Tanzania, Brazil, Vietnam, Korea, Taiwan and the United States.

Those agreements provide for compensation to be paid during the first year of the agreements and eventual royalties on the sale of the products. Terms of the agreements typically commence as of the date executed and continue for a period of three years, renewable every three years. Please see Note 2 to the financial statements for details.

We intend to hire sales personnel continuously to expand our distribution channels. We also plan to look for possible alliances with existing sporting goods manufacturers. It is anticipated that we are able to market our ergometers and electric bicycles through a network of bike retailers after brand awareness and an established corporate image have been achieved.

Research and Development
------------------------

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and three types of exercise bicycle. For the years ended June 30, 2006 and 2005, we spent $14,453 and $16,898, respectively, on our Research and Development activities.

Patents, Licenses and Other Intellectual Rights
-----------------------------------------------

ABL Properties Co., a company controlled by our president, owns patents of Natural Motion Technology which covers the speed change and/or propulsion mechanism of the NMT. ABL has obtained or patent pending such patent from the U.S., China, India, Australia, Taiwan, Japan, and Korea, Europe and Brazil. We have exclusive worldwide licensing rights under all NMT patents, except for Taiwan and South Korea.

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



Item 2   DESCRIPTION OF PROPERTIES


We lease approximately 280 square meters of office at 1 Yong An Road in Tianjin, 300024, China, under a three-year lease which expires on February 28, 2007.
The monthly rent is $1,100. We do not own any real estate. We believe the leased property facility will be sufficient to meet our needs for the next twelve months.

We have also leased approximately 1,400 square meters of R&D facility at 84 Ui Meon-Rd. Taichung, Taiwan. The monthly rent is $1,400.

We maintain a mailing address in the United States at 1472 Cedarwood Drive, Piscataway, NJ 08854, which is provided to us free of charge by a third party.



Item 3   LEGAL PROCEEDINGS


As of June 30, 2006, we had four outstanding judgments totaling in the amount of $381,000 against the Company, from unpaid loans (Bernard Koff , $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to the middle of 1990s. Negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

Other than the judgments disclosed as above, there are no actions, suits, proceedings or claims pending against or materially affecting the Company.



Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                    PART II




Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


Market Information
------------------

Since August 21, 1998, our common stock has been quoted on the OTC Bulletin Board ("OTCBB") under the symbol TRBX; but on June 28, 2004, it was removed from the OTCBB, and it has been traded on the pink sheets under the symbol TRBX.PK since June 27, 2004. The remove from OTCBB was the result of delinquent filing of the third quarterly report on Form 10-QSB, due on May 15, 2004 and filed on September 23, 2004. Trading in the Company's common stock on the pink sheets has been minimal with limited or sporadic quotations and there is no established public trading market for the Company's common stock.

Holders
-------

As of September 20, 2006, there were 22,783,002 shares of Common Stock issued and outstanding, held by approximately 403 holders of record as indicated on the records of our transfer agent, which is Continental Stock Transfer Company, New York, New York.

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



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
--------

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of NMT-product. We expect to start generating revenues from sales of our products in the end of 2006.

For the year ended June 30, 2006, we have focused on redesigning our product lines, improvement of the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for sale, with full production planned in the end of 2006.

Specifically, in fiscal 2006, we had completed the following:

Six -way Multi-Function Bikes: We have redesigned and significantly improved the quality of the products. On August 23, 2005, we entered into an Exclusive Manufacturing and Full Assembly Agreement with Chin Haur Precision Co., Ltd., the largest manufacturer of Axlex bicycles in the world. As a result, the number of manufacturers for the commercial production of our Alenax products was reduced from fifteen to four. Thus, the quality of our products can be better managed, protected and controlled. As of June 30, 2006, Chin Haur has completed all the product tests, and we are ready for the production of our six-way multi-function bicycles.

One-Way Bikes: Because of the failure of the strength, durability and road tests, we have redesigned the KT-747 Hub, an important part of the product. As of June 30, 2006, the KT-747 Hub was completed. It is expected that Alenax-3200 and 3300 will be manufactured in middle of July 2006 by Pretty Wheel Ind. Co. for our Korean licensee.

Two-Way Bikes: As of June 30, 2006, we have completed the various tests for the assembly.

Alenax-Exercise Bike: On July 11, 2005, we entered into a Manufacturing and Product Distribution Agreement with Joong Chenn Ind. Co., Ltd., one of the top two fitness and sports equipment makers in Taiwan. By signing the agreement, we are able to manufacture our products in high quality, and at the same time, we are able to distribute our products through Joong Chenn Ind. Co., Ltd.'s distribution channels in 56 countries around the world. By June 30, 2006, Alenax Exercise Bike was done.

During the year ended June 30, 2006, we have been tried to start the market our products in China and around the world. We believe that we have good job in our marketing efforts:

  (1) We have entered into an agreement with Beijing TV home shopping and Guang Zhou TV home shopping stations which is 2 of top 4 TV home shopping stations in China, and they started to airing to sell Alenax Bikes since April 2006.

  (2) We have signed a Sales and Marketing Agreement with Carrefour Corp. of Beijing Regional Office, which covers 37 stores in northeastern China. We also entered into a Sales and Marketing Agreement with E-Mart Department Stores of Tianjing Regional Office for Tianjing area sales;

  (3) On May, 2006, we held a successful bike event in Tianjin again with "Tianjing Sports Bureau" and received tremendous contacts through this event. In addition, we exhibited at Shanghai International Bicycle Show in April, 2006 with great results; and

  (4) We have received a number of certificates and awards, such as Certificate of Product Quality Approval from China Quality Inspection Bureau for our Alenax-Exercise Bicycle and Alenax-Bicycle, and we are also elected as a member of Bicycle Department of the China Quality Inspection Bureau.

In 2006, we focused our efforts on the improvement of the quality of our products and conducing of various products tests, and selection of the manufacturers for our products, we plan to put more efforts on the sale and marketing of our products.

Results of Operations
---------------------

For the Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005
-------------------------------------------------------------------------

Revenues

For the year ended June 30, 2006, we have product sales of $7,093, compared to zero for the year ended June 30, 2005. The sale was derived from the sale of our Alenax bicycles in Carrefour Stores in Tianjin, China. In fiscal 2005, we were still in the process of developing, improving and testing our bicycles. Accordingly, no product sales revenue was generated in fiscal 2005.

During the year, we received $263,239 from license and distribution fees in Indian territory.

Operating Costs and Expenses

For the year ended June 30, 2006, our total operating costs and expenses decreased 24.9%, from $430,056 in fiscal 2005 to $322,863 in fiscal 2006. The decrease in operating expenses was largely due to the cross-board reduction of general and administrative expenses, such as salary and wages, professional expenses, R&D expenses, and travels, offset by significant increase in advertising and marketing expenses ($94,636 in 2006 compared with $20,460 in 2005).

Other Income and Expenses

For the year ended June 30, 2006, our total other expenses were $105,055, of which $104,244 was interest expense. In fiscal 2005, our total other expenses were $ 721,779 , of which $652,071 was interest expense, and offset by $105,552 of income from forgives of debts.

Net Loss

Net loss for the years ended June 30, 2006 and 2005 were $134,818, or $0.01 per share, and $1,035,360, or $0.05 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

Cash and cash equivalents were $33,323 and $602 as of June 30, 2006 and 2005, respectively. The increase in cash and cash equivalents was a result of the cash used in operations of $ 216,307 and cash used for investing in fixed assets and increase in prepaid and other assets of $ 220,814 offset by cash from financing activities of $ 469,842

Net cash used by operations was $216,307 and $1,072,830 for the years ended June 30, 2006 and 2005, respectively. The increase in cash used by operations was largely due to the decrease in the net loss and offset by certain increase in accounts receivable and inventories as we continued to finance our growth.

Net cash used (provided) by investing activities was $220,814 and ($22,851) for the year ended June 30, 2006 and 2005, respectively. During the 2006 period, we used $44,061 to purchase property and equipment, increase in prepaid and other assets by $163,300.

Net cash provided by financing activities was $469,842 and $1,005,062 for the years ended June 30, 2006 and 2005, respectively. During the years ended June 30, 2006 and 2005, we raised gross proceeds of $101,585 and $1,005,062, respectively, from issuance of notes. During the year ended June 30, 2006, we received $368,257 from director's loan.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, we had outstanding judgment in a total of $381,000 incurred in 2000-2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

We incurred losses during the past years. We may continue to seek additional funding to finance our operations. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs. Our ability to secure additional funding is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.


Off-balance sheet arrangements
------------------------------

As of June 30, 2006, there were no off-balance sheet arrangements.


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



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2005, we dismissed Sotomayor & Associates, LLP as principal accountant and engaged with Armando C. Ibarra, Certified Public Accountants, a Professional corporation, as our principal accountant for our fiscal year ending June 30, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was ratified by our Board of Directors.

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

On July 1, 2006, we received a notice from our principal independent accountant, Armando C. Ibarra, CPA-APC that it declined to stand for re-election. Their decision was the result of a decision that the accountant made to discontinue their PCAOB registration.

Armando C. Ibarra, CPA-APC has served as our principal independent accountant for the prior fiscal year 2005, inclusive through July 1, 2006. The principal independent accountant's report issued by Armando C. Ibarra, CPA-APC for the year ended June 30, 2005 (the "Report") did not contain any adverse opinion or disclaimer of opinion and it was not modified as to audit scope or accounting principles. The Reports do include a going concern qualification due to the uncertainty associated with the Company's inception-to-date losses from operations.

We are able to report that during the fiscal year ended June 30, 2005 and through July 1, 2006 there were no disagreements with Armando C. Ibarra, CPA-APC, our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Armando C. Ibarra, CPA-APC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods.

On July 10, 2006, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Chang G. Park, CPA, Ph.D. ("Park") as its independent registered public accounting firm.

No consultations occurred between the Company and Park during the year ended June 30, 2005 and through July 10, 2006 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.



Item 8A    CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures: Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year covered by this annual report on Form 10-KSB. Based on such evaluation, our principal executive officer has concluded that such disclosure controls and procedures were effective.

(b) Changes in internal controls: There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls by us, including any corrective actions with regard to any significant deficiencies or material weaknesses.



Item 8B.  OTHER INFORMATION


None.



                                   PART III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:


     Name      Age                     Positions
------------- -----  ---------------------------------------------------------
Byung D. Yim   65    President, Chief Executive Officer, Chief Financial
                     Officer, Secretary, and Director

Marn T. Seol   67    Vice Chairman of the Board of Research and Development

August Rheem   71    Vice President & Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers:

Byung D. Yim, has been our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors since 1997. From January 2006 to present Mr. Yim also serves as President and CEO of Alenax (Tianjin) Bicycle Corp., our operating subsidiary. Mr. Yim graduated from of Han Yang University of Korea with a B.A. degree in Nuclear Engineering and Electronics.

Marn T. Seol has been our Vice Chairman of Research and Development since July 1993. Mr. Seol is the inventor of both propulsion for lever propelled bicycles and multi-purpose transmission mechanisms for bicycles. Mr. Seol began pursuing his interest in designing bicycles in 1976 by opening Dong Yang Industrial Co., Ltd. in Korea.

August Rheem has been our Vice President since January, 1996 and elected to new board of director on May, 2006. Mr. Rheem graduated with a BA degree in economics from Yen Se University in Seoul, Korea. Prior to his joining the Company, he had served as President of Leisure Dynamic Corp. for eight years, and President of H.J. Sports, Inc. for twelve years.

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

Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2006, our executive officers, directors and greater than 10% beneficial stockholders were complied with
Section 16(a) filing requirements.



Item 10.    EXECUTIVE COMPENSATION


The following table sets forth the compensation earned by our executive officers during the last three fiscal years.

Summary Compensation Table
--------------------------

                                                                               Long Term Compensation
                                                             --------------------------------------------------------
                  Annual Compensation	                             Awards                       Payouts
------------------------------------------------------------ ------------------------------  ------------------------
 Name &                                       Other Annual      Restricted     Securities
 Principal                 Salary     Bonus   Compensation        Stock        Underlying       LTIP        All Other
 Position          Year     ($)         ($)       ($)            Awards ($)   Options/ SAR     Payouts    Compensation
---------------  -------  ---------  ------- --------------- --------------  -------------- ------------ -------------
Byung Yim,        2006     50,000       -          -                -              -              -             -
CEO, President    2005     50,000       -          -                -              -              -             -
& CFO             2004     50,000       -          -                -              -              -             -
----------------------------------------------------------------------------------------------------------------------


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




Item 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 20, 2006, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


   Title of            Name and Address           Amount and Nature of       Percent of
    Class             of Beneficial Owner         Beneficial Ownership        Class (1)
-------------- -------------------------------  ------------------------  ----------------
 Common Stock        Byung D.Yim                       1,950,000                8.56%
                     1 Yong An Road
                     Tianjin, 300024, China

Common Stock         Motion Plus International (2)     5,752,998                25.25%
                     1472 Cedarwood Dr.
                     Piscataway, NJ 08854

Common Stock         Alexander B. Yim (3)              3,802,500                16.69%
                     6721 Washington Ave. Apt# 191
                     Ocean Spring, MS 39564
-------------------------------------------------------------------------------------------

(1) Based on 22,783,002 shares of common stock outstanding as of September 20, 2006.

(2) 5,752,998 shares owned by Motion Plus International Corp. and Byung Yim is president of the company.

(3) Alexander B. Yim is the son of Byung Yim.


Security Ownership of Management
--------------------------------

The table below set forth certain information, as of September 20, 2006, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

   Title of          Name and Address       Amount and Nature of      Percent of
    Class          of Beneficial Owner      Beneficial Ownership       Class (1)
-------------  ------------------------   -----------------------  --------------
Common Stock     Byung Yim (2)                   1,950,000             8.56%
                 1Yong An Road
                 Tianjin, 300024, China

Common Stock     Marn T. Seol (3)                1,003,000             4.41%
                 1 Yong An Road
                 Tianjin, 300024, China

Common Stock     August Rheem (4)                   25,000             0.11%
                 19591 Aspendale Sq.
                 Ashburn, Va 20147

                 Directors and Officers          2,978,000             13.0%
                 As a group
---------------------------------------------------------------------------------

(1) Based on 22,783,002 shares of common stock outstanding as of September 20, 2006.

(2) Byung Yim is President & CEO.

(3) Marn T. Seol is our Vice Chairman of R&D.

(4) August Rheem is our Vice President & Director



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

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2006, ABL Properties owes the Company $ 44,188.

During the year Byung Yim, our CEO and a director, made loans to us as the need for additional capital arose. As of June 30, 2006, the outstanding amount due was $ 443,178.

During the prior fiscal year ended June 30, 2005, the outstanding loan of $517,843 due to Augustine Rheem, our Vice-President and a director, was retired and compensated by issuing 3,287,042 shares for $ 428,305. The balance of $89,538 was forgiven.



Item 13    EXHIBITS AND REPORTS ON FORM 8-K.


(a).  Exhibits

Exhibit No.                           Description
---------- --------------------------------------------------------------------
   3.1 Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

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

  10.9 Licensing and Marketing Agreement with Stella Kujembola for Benin and Nigeria (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File
            No. 333-7242).

  10.10 Sino-Danish Manufacturing Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

  10.11 Kun Teng Industries Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

  21 Subsidiaries of the registrant (Incorporated by reference to Annual Report on Form 10-KSB filed on June 22, 2006, Commission File
            No. 333-7242).

  31.1      Section 302 Certification

  32.1      Section 906 Certification


(b) Reports on Form 8-K.

On August 31, 2006, the Company filed a Current Report on Form 8-K, under Item 4.01, to report a change of the Company's certifying accountant.



Item 14   PRINCIPAL ACCOUNTANT'S FEES AND SERVICES


(1) Audit Fees. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q-SB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2006 and 2005 were $17,000 and $9,490, respectively.

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


TRB SYSTEMS INTERNATIONAL INC.

By: /s/ Byung Yim
-----------------------------------------
Byung Yim, President, Chief Executive Officer
and Chief Financial Officer

Date: September 20, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: /s/ Byung Yim                                 Date:   September 20, 2006
------------------------------------------
Byung Yim, President, CEO, CFO and Director


By:  /s/ Marn Seol                                Date: September 21, 2006
------------------------------------------
Marn T. Seol : Vice Chairman of R & D

By:  /s/ Augustin Rheem                           Date: September 22, 2006
------------------------------------------
Augustin Rheem : Vice President & Director













                            Chang G. Park, CPA, Ph. D.
               371 E STREET, CHULA VISTA,  CALIFORNIA 91910-2615
      TELEPHONE (858)722-5953,  FAX (858) 408-2695,  FAX (619) 422-1465
                          E-MAIL changgpark@gmail.com




To the Board of Directors
TRB Systems International, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheet of TRB Systems International, Inc. as of June 30, 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of TRB Systems International, Inc. as of June 30, 2005, were audited by other auditors whose report dated March 27, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc., as of June 30, 2006, and the results of their operations and its cash flows forthe year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
---------------------------------
Chang G. Park, CPA

August 18, 2006
Chula Vista, CA 91910









                            TRB SYSTEMS INTERNATIONAL INC.
                            (A Development Stage Company)
                              Consolidated Balance Sheet
                                    June 30, 2006


                                      ASSETS

Current Assets
 Cash...............................................         $          33,323
 Accounts Receivable, Net...........................                 2,239,767
 Inventories........................................                   234,725
                                                             -----------------
Total Current Assets................................                 2,507,815

Indebtedness of Related Party.......................                    44,188
Property and Equipment, Net.........................                   147,020

Other Assets
 Prepaid and Other Assets...........................                   163,300
 Deferred Tax Asset.................................                   222,579
                                                             -----------------
Total Other Assets..................................                   385,879

Total Assets........................................         $       3,084,902
                                                             =================


                  LIABILITIES AND SHAREHOLDER'S CAPITAL


Current Liabilities
 Accounts payable and accrued liabilities...........          $        396,887
 Notes and interest payable.........................                 1,875,777
 Advances from Customers............................                   160,543
 Convertible debt...................................                   142,611
 Other Payable......................................                   141,958
 Corporation income taxes payable...................                       935
                                                              ----------------
Total Current Liabilities...........................                 2,718,711

Indebtedness to related party.......................                   443,178
Legal judgments payable.............................                   381,000
                                                              ----------------
Total Long-term Liabilities.........................                   824,178

Shareholders' Equity (Deficit)
 Capital stock, 30,000,000 shares authorized; $.001 par
  value; 22,783,002 shares issued and outstanding...                    22,783
 Additional paid-in capital.........................                 3,106,489
 Deficit accumulated during development stage.......               (3,587,259)
                                                              ----------------
Total Shareholders' Equity (Deficit)................                 (457,987)
                                                              ----------------
Total Liabilities and Shareholders' Equity (Deficit)          $      3,084,902
                                                              ================



              See Notes to the Consolidated Financial Statements








                          TRB SYSTEMS INTERNATIONAL INC.
                          (A Development Stage Company)
                     Consolidated Statements of Operations
                   For the Years ended June 30, 2006 and 2005







                                                                                         April 11, 1997(Inception)
                                                                2006           2005       through June 30, 2006
                                                        ---------------  --------------   -----------------------
OPERATING REVENUE
Product Sales...................................         $       7,093    $          -     $            807,470
Cost of Goods Sold..............................               (5,102)               -                (612,005)
                                                        ---------------  --------------    ---------------------
Gross Profit....................................                 3,997               -                  197,471

Consulting Revenue..............................                     -               -                1,155,450
License and Distributor Fees....................               263,239               -                4,066,783
                                                        --------------   --------------    ---------------------

Total Operating Revenue.........................               267,236               -                5,419,704

OPERATING COSTS
Depreciation expenses...........................                 6,214           12,130                 749,825
Selling, general, and administrative expenses...               316,649          417,926               6,096,943
                                                        ---------------  ---------------   ---------------------
TOTAL OPERATING COSTS...........................               322,863          430,056               6,846,768

NET LOSS FROM OPERATIONS........................              (55,627)        (430,056)             (1,427,064)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts................                     -          105,552                 195,000
Dividend income.................................                     -                6                     417
Foreign currency translation....................                 (811)                -                   (811)
Realized loss on investment.....................                     -         (24,917)             (1,162,875)
Interest income.................................                 2,072                -                   2,072
Loss on cancellation of leases..................                     -         (44,791)                (44,791)
Interest Expense................................             (104,244)        (652,071)               (912,266)
                                                        --------------  ---------------   ----------------------
Total Other Income (Expenses)...................             (102,983)        (616,221)             (1,923,164)

NET LOSS BEFORE INCOME TAX BENEFIT..............             (158,610)      (1,046,277)             (3,350,228)

INCOME TAX
Current Income Taxes............................                     -            (500)                 (2,066)
Deferred Income Taxes...........................                     -                -               (269,265)
Income Tax Benefit..............................                23,792           11,417                 531,717
                                                       ---------------  ----------------   --------------------
LOSS FROM CONTINUING OPERATIONS.................             (134,818)      (1,035,360)             (3,089,842)

EXTRAORDINARY LOSS FROM LEGAL JUDGEMENT.........                     -                -               (381,000)

NET LOSS........................................       $     (134,818)  $   (1,035,360)    $        (3,470,842)
                                                       ===============  ================   ====================

NET LOSS PER SHARE
Basic earnings (loss) per share.................       $        (0.01)  $        (0.05)
                                                       ===============  ================
Dilutive earnings (loss) per share..............       $        (0.01)  $        (0.05)
                                                       ===============  ================

Weighted average number of common shares outstanding        22,783,002       22,271,002
                                                       ===============  ================



                  See Notes to the Consolidated Financial Statements










                           TRB SYSTEMS INTERNATIONAL INC.
                           (A Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Equity
                         For the Year Ended June 30, 2006



                                                                                       Deficit
                                                                                     Accumulated
                                                                   Additional         During the         Total
                                          Common Stock              Paid-in          Development     Stockholders'
                                     Shares            Amount       Capital             Stage          Equity
                              ---------------------------------------------------------------------------------------
Beginning Balance
As of 06/30/97                         100         $        0     $       490        $         -     $          490

Shares issued (conversion)       9,749,900              9,750               -                  -              9,750

Shares issued as
Compensation                       250,000                250          24,750                  -             25,000
for consulting services

Shares issued as repayment         500,000                500         162,626                  -            163,126
of director's loan

Shares issued for purchase         500,000                500         559,045                  -            559,545
of property & equipment

Shares issued to various         7,583,960              7,584       1,707,473                  -          1,715,057
 individuals

Net loss                                 -                  -               -           (776,123)    $     (776,123)
                            ---------------    --------------   -------------     ---------------   ----------------
Balance, June 30, 2002          18,583,960       $     18,584   $   2,454,384      $    (776,123)    $     1,696,845
                           ---------------    ---------------   -------------     ---------------   ----------------
Net loss for the year ended
June 30, 2003                            -                  -               -           (464,931)          (464,931)
                           ---------------    ----------------  -------------     ---------------   ----------------
Balance, June 30, 2003          18,583,960       $     18,584   $   2,454,384      $  (1,241,054)     $    1,231,914
                           ---------------    ----------------  -------------     ---------------   ----------------
Prior period adjustment                  -                  -               -             53,935              53,935

Shares issued for partial
Retirement of director's
 Loans between
07/01/03and 06/30/04             3,287,042              3,287         425,017                  -             428,304

Shares issued between              912,000                912         227,088                  -             228,000
07/01/03 and 06/30/04
for cash contribution

Net loss for the year ended
  June 30, 2004                          -                  -               -         (1,229,962)        (1,229,962)
                          -----------------  ----------------- ---------------   ----------------   ----------------
Balance, June 30, 2004          22,783,002             22,783       3,106,489         (2,417,081)            712,191
                          -----------------  ----------------- ---------------   ----------------   ----------------
Net loss for the year ended
  June 30, 2005                         -                   -               -         (1,035,360)        (1,035,160)
                          ----------------   ----------------- ---------------   ----------------   ----------------
Balance, June 30, 2005         22,783,002              22,783       3,106,489         (3,452,441)          (323,169)
                          ----------------   ----------------- ---------------   ----------------   ----------------

Net loss for the year ended
  June 30, 2006                         -                   -                -          (134,818)          (134,818)
                          ----------------    ----------------  --------------   ----------------   ----------------
Balance, June 30, 2006         22,783,002     $        22,783   $    3,106,489   $    (3,587,259)    $     (457,987)
                          ================    ================  ==============   ================   ================



                See Notes to the Consolidated Financial Statements










                                   TRB SYSTEMS INTERNATIONAL INC.
                                   (A Development Stage Company)
                                Consolidated Statement of Cash Flow
                              For the Years Ended June 30, 2006 and 2005

                                                                                                April 11, 1997
                                                                                                  (Inception)
                                                                2006                2005      through June 30, 2006
                                                         ------------------  ---------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                        $       (134,818)   $   (1,035,360)   $        (3,587,259)

Adjustments to reconcile Net Income to
 net cash provided by operating activities:
 Noncash items included in (net loss) earnings                           -            53,935                428,576
 Depreciation & Amortization                                         6,214            12,130                917,229
Changes in operating assets and liabilities:
 Decrease (Increase) in accounts receivable                      (270,398)                 -            (2,033,431)
 Decrease (Increase) in inventories                              (146,736)                 -              (235,191)
 Decrease (Increase) in other current assets                        50,386                 -                 50,386
 Decrease (Increase) in note receivable                                  -            24,917                      -
 Decrease (Increase) in indebtness of related party                      -           (4,826)                (4,826)
 Decrease (Increase) in deposit with a supplier                          -                 -               (50,386)
 Decrease (Increase) in prepaid expenses                                 -                 -                 25,633
 Decrease (Increase) in rent & security deposit                          -                 -              (180,337)
 Decrease (Increase) in organization cost                                -                 -               (41,424)
 Decrease (Increase) in deferred tax asset                        (23,792)          (10,917)              (356,086)
 Increase (Decrease) in accounts payable and accrued
  liabilities                                                          336          (58,774)                 61,786
 Decrease (Increase) in advances from customers                    160,543                 -                160,543
 Decrease (Increase) in other payables                             141,958                 -                141,958
 Increase (Decrease) in obligation to distributors                       -                 -              (125,000)
                                                        ------------------  ----------------   --------------------
   Net cash used by operating activities                         (216,307)       (1,072,830)            (4,827,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                (44,061)                 -              (962,172)
Increase in prepaid and other assets                             (163,300)                 -              (163,300)
Retirement of other assets                                               -            44,791                 44,791
Increase in indebtedness of related party                         (13,453)          (21,940)               (61,302)
Purchase of patents                                                      -                 -               (22,544)
                                                        ------------------  ----------------   --------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (220,814)            22,851            (1,164,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable                                                -                 -              1,980,834
Increase in interest expenses on notes                             101,585         1,005,062                101,585
Payment of auto loans                                                    -                 -                (5,071)
Increase in legal judgments payable                                      -                 -                381,000
Issuance of convertible debt                                             -                 -                142,611
Issuance of common stock                                                 -                 -              2,466,928
Increase in additional paid-in capital                                   -                 -                652,105
(Decrease) increase director's loans                               368,257                 -                301,534
Director's loan -partially retired                                       -                 -                  4,153
                                                        ------------------  -----------------  --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                       469,842         1,005,062              6,025,679

Net increase (decrease) in cash                                     32,721          (44,917)                 33,323

CASH, BEGINNING OF YEAR                                                602            45,519                      -
                                                        ------------------  -----------------  --------------------
CASH, ENDING OF YEAR                                     $          33,323   $           602     $           33,323
                                                        ==================  =================  ====================


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid for the period                             $         104,244   $       372,071
                                                        ==================   ================
Income taxes paid for the period                         $             500   $           500
                                                        ==================   ===============





                  See Notes to the Consolidated Financial Statements






                          TRB SYSTEMS INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2006



1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. The Company has established a new subsidiary, Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.

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

a.  Liquidity

As of June 30, 2006, the Company had cash and cash equivalents totaling $33,323 as compared to $ 602 at June 30, 2005. As of June 30, 2006, the Company had working capital of $ (210,896) compared to a working capital of $ (205,943) at June 30, 2005. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 3,587,259 from the period of April 11, 1997 (Date of Inception) through June 30, 2006, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c.  Basis of Presentation

The financial statements of TRB Systems International Inc. are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

d.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax (Tianjin) Bicycle Corp., the operating company.

e.  Use of Estimates

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

f.  Cash and Cash equivalents

For the purpose of the statements of cash flows, the Company considers as cash equivalents: cash on hand, cash in banks, time deposits and all highly liquid short-term investments with maturity of three months or less.

g.  Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to an expense account. The Company reserves based on experience and the risk assessed to each account.

h.  Inventories

Inventories consist of bicycles and bicycle parts. Inventories are stated at the lower of cost or market using FIFO (First In, First Out).

i.  Property and Equipment

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

j.  Impairment of Long-Lived Assets

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

k.  Intangible Assets

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

l.  Income Tax

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

m.  Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

n.  Revenue Recognition

License and distributor fees are earned and recognized according to the terms of each agreement.

o.   License and Distributor Agreements

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
-----------------------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $14,453 for the year ended June 30, 2006 as compared to $16,898 for the year ended June 30, 2005.

q.  Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

r.  Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions -an amendment of FASB Statements No. 66 and 67"
("SFAS 152") The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                                 2006              2005
                                          --------------------------------

 Accounts Receivable                       $    2,614,767   $   2,344,369
 Less: Allowance for Doubtful Accounts          (375,000)       (375,000)
                                          ----------------  --------------
   Net Accounts Receivable                 $    2,239,767   $   1,969,369


4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                                2006             2005
                                       ----------------------------------
Office Equipment                        $      13,093      $       6,725
Tools and Machinery                            79,321             79,321
Automobile                                     50,947             34,000
Moldings                                      680,667            659,916
Booth for Show                                137,470            137,470
Informational tapes and other
   promotional materials                       50,000             50,000
                                       ----------------------------------
                                            1,011,498            967,432
Less: Accumulated Depreciation              (864,478)          (858,259)
                                       ----------------------------------
                                        $     147,020      $     109,173

5. RELATED PARTY TRANSACTIONS

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2006, ABL Properties owes the Company $ 44,188.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2006, the outstanding amount due was $ 443,178.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2006 the accounts payable and accrued expenses were $ 396,886 as of June 30, 2006 and 2005.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of June 30, 2006, the Company had notes payable in the amount of $ 1,447,262 and accrued interest payable of $ 428,414. Interest expense attributable to notes payable totaled $ 104,244 at June 30, 2006. Interest rate on the notes ranged from zero to 24%.

                       Notes Payable                                 Rate
Note Holder	      Balance as of June 30, 2006  Maturity Date    Simple Interest
--------------    ---------------------------  --------------  ----------------
In W. Whang               100,000                06/30/2005          15%
Byung K. Cho               30,215                06/30/2005          15%
Janak Shah                120,000                09/05/2003          18%
Xiao Wei Lu                45,000                12/30/2003          10%
Ok Yeo Chong              127,887                Various         0 % to 24 %
Joon Ki Moon              100,000                06/30/2005          18%
Young Sik Kwon            695,652                Various         6 % to 24 %
Seok Nyu Lee               12,931                10/10/2004           6%
Kil Ja Bark                99,138                11/2/2005           24%
Hwa Suk Kim                12,931                11/26/2005          24%
Byung Yim                  41,530                Various          0 % to 10 %
Sang Ku Ahn                24,175                05/22/2006          20%
Gu Sik Park                28,195                06/02/2006          15%
Seong G. Choi               9,709                06/22/2006          12%
-----------------------------------------------------------------------------
                 $      1,447,363

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of June 30, 2006 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of June 30, 2006, there are outstanding judgments in the amount of $ 381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:



Creditors / Creditors' Attorneys	             2006             2005
---------------------------------     --------------------------------------
David, Kessler & Associates, LLC	   $       44,000	        $   44,000
Sawtooth Marketing Group	                 56,000	            56,000
Cole, Schotz, Meiser,Forman & Leonard	     89,000	            89,000
Bernard & Koff	                            192,000            192,000
                                      -------------------------------------
             Total                     $      381,000         $  381,000

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2006 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2006 and 2005 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                       2006
                                            ----------------------
Net Deferred Tax Asset                        $          1,319,192
Deferred Tax Asset Valuation Allowance                 (1,096,313)
		                                ----------------------
Net Deferred Tax Asset                                     222,579
                                            ----------------------
Deferred Tax Benefit                          $             23,792


13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at June 30 under an operating lease for office space is as follows:

                                     Lease
                                --------------
  2007                           $     26,700
  2008                                 16,800
  2009                                 16,800
  2010                                 16,800
  2011                                 16,800
                                -------------
       Total                      $    93,900

Rental expense for the year ended June 30, 2006 and 2004 are $9,899 and $34,551, respectively.

13.2   Litigation

As per the Company, as of June 30, 2006, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.