Form 10QSB
period 2006-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2006-11-14
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2006

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ____________________

     Commission File Number:                   333-07242
                            ___________________________________________________

                           TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                             22-3522572
--------------------------------------  ---------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 14, 2006: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]







                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheet as of September 30, 2006 (unaudited).........   3
   Consolidated Statements of Operations for the
     Three Months ended September 30, 2006 and 2005 (unaudited)............   4
   Consolidated Statements of Cash Flows for the
     Three Months Ended September 30, 2006 and 2005 (unaudited)............   5
   Notes to Financial Statements...........................................   6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  16

Item 3.  Control and Procedures............................................  19


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   19
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds........   19
Item 3.  Defaults Upon Senior Securities...................................   19
Item 4.  Submission of Matters to a Vote of Security Holders...............   19
Item 5.  Other Information.................................................   19
Item 6.  Exhibits and Reports on Form 8-K..................................   19







                      TRB SYSTEMS INTERNATIONAL, INC.
                      (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          September 30, 2006



                                ASSETS


CURRENT ASSETS:
Cash...................................................        $         6,580
Accounts receivable, net...............................              2,324,262
Inventories............................................                270,795
                                                               ---------------
   Total Current Assets................................              2,601,637

Property and equipment, net............................                167,496
Indebtedness of related party..........................                 44,188
Deferred tax assets....................................                222,579
Prepaid and other assets...............................                163,300
                                                               ---------------

TOTAL ASSETS...........................................        $     3,199,200
                                                               ===============


                 LIABILITIES AND SHAREHOLDER'S CAPITAL


Current Liabilities
Accounts payable and accrued liabilities...............         $      447,361
Notes and interest payable.............................              2,125,980
Advances from customers................................                161,704
Convertible debts......................................                142,611
Other payable..........................................                141,958
Corporation income taxes payable.......................                    935
                                                               ---------------
   Total Current Liabilities...........................              3,020,549

Indebtedness to Related Party..........................                441,189
Legal judgments payable................................                381,000
                                                               ---------------

Total Liabilities......................................              3,842,738

Shareholders' Equity
Common stock, $0.01 par value, 30,000,000 shares authorized,
  22,783,002 shares issued and outstanding (Note 8)....                 22,783
Additional paid-in capital.............................              3,106,489
Retained earnings (deficit)............................            (3,772,810)
                                                               ---------------
   Total Shareholders' Equity..........................              (643,538)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............        $     3,199,200
                                                               ===============




    See accompanying notes to the condensed consolidated financial statements








                            TRB SYSTEMS INTERNATIONAL, INC.
                         Consolidated Statement of Operations
                  For the Three Months Ended September 30, 2006 and 2005



                                                     2006               2005
                                               -----------------  ----------------
Operating Revenue
  Product sales...........................      $        89,976   $             -
  Cost of goods sold......................               68,305                 -
                                               -----------------  -----------------
Gross Profit..............................               21,671                 -

Operating Costs and Expenses:
  Auto expenses...........................                    -                142
  Commission..............................                    -              7,979
  Communication...........................                    -                500
  Consulting..............................                  752                  -
  Depreciation............................                1,553              3,033
  Employee salaries.......................               17,381                  -
  Marketing and advertising...............               31,326                  -
  Meal and entertainment..................                1,537                  -
  Miscellaneous expenses..................                    -              6,043
  Office expenses.........................               32,612              9,950
  Public company expenses.................                    -              3,893
  Overseas operating expenses.............                    -             15,861
  Professional fees.......................                8,731              4,945
  Rents...................................                3,300              4,762
  Research and development................               14,668                  -
  Travel..................................               20,077              8,036
                                                ---------------  -----------------
     Total operating costs and expenses...              131,937             64,744

Net income from operations................            (110,266)           (64,744)

Other income (expense)
 Interest income..........................                  285                142
 Interest expenses........................             (74,653)           (71,098)
 Foreign Currency Transaction.............                (918)               (18)
                                                ---------------  -----------------
    Total Other Income (Expense)..........             (75,286)           (70,974)

Net income (loss) before income tax benefit           (185,552)          (135,718)

Income tax................................                    -                  -
Income (loss) from continuing operations..            (185,552)          (135,718)
                                               ----------------   ----------------

Net loss..................................      $     (185,552)   $      (135,718)
                                               ================   ================

Net loss per share:
  Basic and diluted.......................      $        (0.01)   $         (0.01)
                                               ================   ================
Weighted average number of common share
     Outstanding..........................           22,783,002         22,783,002
                                               ================   ================




       See accompanying notes to the condensed consolidated financial statements






                      TRB Systems International, Inc.
                     Consolidated Statements of Cash Flow
             For the Three Months Ended September 30, 2006 and 2005




                                                               2006             2005
                                                       ------------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................        $       (185,552)   $     (135,718)
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation & amortization....................                    1,553             3,033
 Decrease (increase) in accounts receivable.....                 (84,495)                 -
 Decrease (increase in inventories..............                 (36,070)                 -
 Decrease (increase) in indebtedness of related party                   -           (1,478)
 Increase (decrease) in accounts payable and accrued liabilities        -          (18,862)
 Increase (decrease) in interest payable........                   74,653                 -
 Increase (decrease) in advance from customers..                    1,161                 -
                                                        ------------------   ---------------
Net cash used in operating activities...........                (178,275)         (153,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment...........                 (22,029)                 -
Increase indebtedness of related party..........                        -           139,419
                                                        ------------------   ---------------
Net cash provided by investing activities.......                 (22,029)           139,419

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of notes payable......................                  175,550           124,840
 Decrease in director's loans...................                  (1,989)                 -
                                                         -----------------   ---------------
Net cash provided by (used in) financing activities.             173,561            124,840

Increase (Decrease) in cash and cash equivalents                (26,743)            111,234

Cash and cash equivalents, beginning............                  33,323                602
                                                         ----------------    ---------------
Cash and cash equivalents, ending...............          $        6,580      $     111,836
                                                         ================    ==============


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID:


Interest paid....................................         $       74,653       $     71,098
                                                          ===============     =============
Income taxes paid................................         $            -       $          -
                                                          ===============     =============



       See accompanying notes to the condensed consolidated financial statements






                 TRB Systems International Inc. and Subsidiaries
                        (A Development Stage Company)
                 Notes to Consolidated Financial Statements
                             September 30, 2006



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

Liquidity and Going Concern

As of September 30, 2006, the Company had cash and cash equivalents totaling $6,580 as compared to $ 111,836 at September 30, 2005. As of September 30, 2006, the Company had working capital of $(418,912) compared to a working capital of $(192,708) at September 30, 2005.

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

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $14,668 for the 3-month period ended September 30, 2006 as compared to $ -0- for the 3-month period ended September 30, 2005.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption 6 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets ." This Statement:

    a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

    b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

    c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

    d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

    e. Amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement.

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

   a. A transfer of the servicer's financial assets that meets the requirements for sale accounting.

   b. A transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement
No. 115, Accounting for Certain Investments in Debt and Equity Securities.

   c. An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

   a. Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

   b. Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, It provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met:

The employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally.

The employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market.

The employer is controlled by an entity covered by (a) or (b).

An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans.

An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans.

An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006; an employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraphs 4 and 8) and the disclosure requirements (paragraphs 7 and 10) as of the end of the fiscal year ending after June 15, 2007; an employer without publicly traded equity securities shall provide the disclosures in paragraph 14 in the notes to the financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007 unless it has applied the recognition provisions of this Statement in preparing those financial statements; the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                               09/30/2006     09/30/2005
                                          --------------------------------

 Accounts Receivable                       $    2,699,262   $   2,344,369
 Less: Allowance for Doubtful Accounts            375,000         375,000
                                          ----------------  --------------
   Net Accounts Receivable                 $    2,324,262   $   1,969,369


4.   PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                             09/30/2006     09/30/2005
                                       ----------------------------------
Office Equipment                        $      72,819      $       6,725
Tools and Machinery                            79,321             79,321
Automobile                                     34,000             34,000
Moldings                                      659,916            659,916
Booth for Show                                137,470            137,470
Informational tapes and other
   promotional materials                       50,000             50,000
                                       ----------------------------------
                                            1,033,526            967,432
Less: Accumulated Depreciation              (866,030)          (849,162)
                                       ----------------------------------
                                        $     167,496      $     118,270

5.  RELATED PARTIES

ABL Properties Inc . (Byung Yim, President and CEO of TRB Systems International Inc., is also the President and CEO of ABL Properties Inc.) wholly owns the patents. These patents are exclusively licensed to TRB Systems International Inc. for the worldwide manufacture and sale of the Alenax products. The timing, methodology and general details of the manufacture and sales are left to TRBI, as is the design and utilization of the goods employing the technology. The rights, licensed to TRBI by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2006, ABL Properties owes the Company $ 44,188.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2006 the outstanding amount due was $ 441,189.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable are amounts owed to a supplier. Accrued expenses also included legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents. As of September 30, 2006 the accounts payable and accrued expenses were $ 447,361 compared to $ 378,024 as of September 30, 2005.

7.   NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. During the recent quarter, the Company borrowed $ 175,550 from individuals. At of September 30, 2006 the Company had notes and interest payable in the amount of $2,125,980 as compared to $1,891,053 at September 30, 2005. Interest expense attributable to notes payable totaled $74,653 for the quarter ended at September 30, 2006 as compared to $71,098 at September 30, 2005.

Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that the Company paid 20% for two months.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2006 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of September 30, 2006, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

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

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 shares at $0.001 par value share. As of September 30, 2006 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2006 and 2005 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.   INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                 2006             2005
                                        ------------------------------------
Net Deferred Tax Asset                  $      1,517,482 	 $    1,026,957
Deferred Tax Asset Valuation Allowance       (1,294,903)          (828,170)
		                            ------------------------------------

Deferred Tax Benefit                    $       222,579      $      198,787
                                        ==================  ================

13.  COMMITMENTS AND CONTINGENCIES

13.1 Lease Commitments

The Company's future annual commitments under an operating lease for office space is $12,000 per year for the year ending September 30, 2006 and $ 5,000 for September 30, 2007:

Rental expense for the 3-month ended September 30, 2006 and 2005 are $3,300 and $4,762 respectively.

13.2   Litigation

As per the Company, as of September 30, 2006, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview
--------

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of NMT-product. We expect to start generating revenues from sales of our products in the end of 2006.

For the past year, we have focused on redesigning our product lines, improvement of the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for sale, with full production planned in the end of 2006.

As of September 30, 2006, we have completed all phases of the product tests, and the quality of each of our products has been greatly improved. Consequently, we gradually put more efforts on sales and marketing. For the three months ended September 30, 2006, we have achieved the following:

  (1) For the first time since we had defective problems in July 1999, we exported two containers of Alenax bike to Korea on July, 2006;

  (2) We opened our first chain Store in Tianjin, China in August 2006;

  (3) We entered into an agreement in August 2006 with Tianjin Bicycle and S ports Association ("TBSA") for the promotion and marketing of our Alenax Bike, and for the bike event with TBSA.

  (4) In August 2006, we received a "Certificate" from China National Sports Bureau ("CNSB") on September 30, 2006, which says, "The China National Sports Bureau has chosen Alenax (Tianjin) Bicycle Corp. as the sole provider of recreational, Fitness, Sports and Training products for China National Bicycle Team until December, 2008".

  (5) We attended two international bike shows, Germany Bike Show and Interbike USA Bike Show with nine different types of our Alenax bikes. The show results were great and all floor samples were sold out in the first day.

For the next three-month period we plan do the following:

  (1) Complete a new Unit-Set development of Multi-Function Bike Parts which you can attach and apply to any your existing bikes and ride it;

  (2) Finish the agreement with 2008 Beijing Olympic Committee regarding the Olympic Mark and Bike Event with our Alenax bike;

  (3)  Open at least 2 more Alenax Chain Stores in Tianjin, China;

  (4) Develop and finish a new bike samples in 600 Yuan price range for Carrefour Stores and mass market;

  (5)  Complete the recumbent bike and the exercise bike for Health Club Use;

  (6)  Finish the samples of new electric bike; and

  (7) Hire two proficient engineers with Auto-Cad systems and one vice president of sales.


Results of Operations
---------------------

Three Months Ended September 30, 2006 and 2005
----------------------------------------------

Revenues

During the quarter ended September 30, 2006, we started to sell our Alenax bikes. For the thee-month period ended September 30, 2005, the revenue from our product sales was $89,976. We had no revenues for the same period of the previous year.

Cost of Goods Sold

Cost of goods sold consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended September 30, 2006, cost of goods sold was $68,305, approximately 72.6% as a percentage of sales. There was no cost of goods sold for the three months ended September 30, 2005 because there were no sales for the period.

Operating Expenses

For the three months ended September 30, 2006, our operating expenses were $131,937 compared with $64,744 for the same period of the prior year. The big increase of $67,193, or 103.8%, in operating expenses was largely due to the increase in overall business activities. The big contributors in the increase of operating expenses were salary expenses ($17,381, or 13% of the total operating expenses), marketing ($31,326, 23.7%), office expenses ($32,612, 24.7%), business travel ($20,077, 15.2%) and research and development ($14,668, 11.1%).

Interest Expense

During the three months ended September 30, 2006 we had interest expense of $74,653 as compared to $71,098 for the same period of the previous year due to a larger balance of the borrowing ($2,125,980 as compared to $1,893,051 as of September 30, 2005).

Net Loss

For the three months ended September 30, 2006, we had net loss of $202,571, or $0.01 per share, compared with net loss of $135,718, or $0.01 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of September 30, 2006, we had notes payable and accrued interest payable in the amount of $2,125,980, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

For the three months ended September 30, 2006, our operating activities used $178,275 of net cash, largely due to net loss of $185,552, increase in accounts receivable $84,495 and increase in inventory of $36,070, and offset by increase in interest payable of $74,653. During the same period, our investing activities used $22,029 of net cash to purchase of property and equipment. For the same period, the financing activities provided us with $173,561 of net cash, largely by issuance of notes payable of $175,550. For the three months ended September 30, 2005, our cash and cash equivalents decreased by $26,743.

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

Because of the overall increase in our business activities, we may need to obtain additional sources of financing over the next 12 months. We may seek financing from our officers, directors, or third party individuals, either in equity or debt. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.


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



                       PART II .   OTHER INFORMATION


Item 1.  Legal Proceedings:  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:  None.

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

  31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On August 31, 2006, the Company filed a Current Report on Form 8-K, under Item 4.01, to report a change in the Company's certifying accountant.




                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRB Systems International Inc.


By:/s/ Byung Yim
-----------------------------------------------
Byung Yim, President, CEO and CFO


Date: November 14, 2006