Form 10QSB
period 2006-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2007-02-13
CIK 1042610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2006

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ___________________

              Commission File Number:              333-07242
                                       ______________________________________

                           TRB SYSTEMS INTERNATIONAL INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              22-3522572
-------------------------------------------  ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

               1472 Cedarwood Drive, Piscataway, New Jersey 08854
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (877) 852-3600
------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of January 12, 2007: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]




                           PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements


                          TRB SYSTEMS INTERNATIONAL, INC.
                      Consolidated Balance Sheet (Unaudited)
                              December 31, 2006


                                  ASSETS

CURRENT ASSETS:
Cash....................................................      $        9,131
Accounts receivable, net................................           2,433,183
Inventories.............................................             271,402
Other current assets....................................                 245
                                                              --------------
     Total Current Assets...............................           2,713,961

Indebtedness of related party...........................              57,659

Property and equipment, net.............................             165,943

Other Assets
Deferred tax assets.....................................             222,579
Other assets............................................             145,334
                                                             ---------------

TOTAL ASSETS............................................      $    3,305,476
                                                             ===============

                  LIABILITIES AND SHAREHOLDER'S CAPITAL


Current Liabilities
Accounts payable and accrued liabilities................      $     531,638
Notes and interest payable..............................          2,214,650
Advances from customers.................................            161,704
Convertible debts.......................................            142,611
Other payable...........................................            141,958
Corporation income taxes payable........................                935
                                                             --------------
     Total Current Liabilities..........................          3,193,496

Indebtedness to Related Party...........................            522,466
Legal judgments payable.................................            381,000
                                                             --------------
Total Liabilities.......................................          4,096,962

Shareholders' Equity
Common stock, $0.001 par value, 30,000,000 shares authorized,
  22,783,002 shares issued and outstanding..............             22,783
Additional paid-in capital..............................          3,106,489
Deficit accumulated during development stage............        (3,920,758)
                                                            ---------------
     Total Shareholders' Equity.........................          (791,486)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $     3,305,476
                                                            ===============



                   See notes to the consolidated financial statements




                           TRB SYSTEMS INTERNATIONAL, INC.
                        Consolidated Statement of Operations
           For the Three and Six Months Ended December 31, 2006 and 2005




                                               Three Months                   Six Months
                                               Ended Dec. 31,               Ended Dec. 31,
                                        --------------------------  -----------------------
                                            2006         2005           2006          2005
                                        ------------- ------------  ------------ ----------
Operating Revenues
 Product sales.......................   $   113,367    $        -    $  203,343   $      -
 Cost of goods sold..................        85,333             -       153,638          -
                                        ------------- ------------  ------------ ----------
 Gross Profit........................        28,034             -        49,705          -

Operating Expenses:
 Auto expenses.......................             -           707             -        849
 Commission..........................             -           284             -      3,322
 Communication.......................             -         2,455             -      2,953
 Consulting..........................             -             -           752      2,500
 Depreciation........................         1,553         3,412         3,106      6,445
 Employee salaries...................             -         4,170        17,381      4,170
 Marketing and sales promotion.......        29,319        10,674        60,645     10,674
 Meals and entertainment.............           871           657         2,408      1,522
 Miscellaneous.......................           610         2,856           610     21,990
 Office expenses.....................        22,389         2,025        55,001     11,575
 Other operating expenses............             -             -             -         95
 Samples.............................             -        13,655             -     13,655
 Overseas operating expenses.........             -        15,903             -      4,648
 Professional fees...................         5,911        12,694        14,642     17,639
 Rents...............................         6,396         5,137         9,696      9,889
 Research and development............        14,710             -        29,378      6,122
 Travel..............................        23,889         3,762        43,966     11,798
                                       -------------  -----------   -----------  ----------
   Total operating costs and expenses       105,648        73,081       237,585    129,846
                                       -------------  -----------   -----------  ----------
NET LOSS FROM OPERATIONS.............      (77,614)      (73,081)     (187,880)   (129,846)

OTHER INCOME (EXPENSE)
 Interest income.....................             -         1,930           285       2,072

 Foreign currency translation........             -             -         (918)        (18)
 Interest expense....................      (70,333)      (69,168)     (145,619)   (103,578)
                                       ------------- ------------   ------------ ----------

NET LOSS BEFORE INCOME TAX...........     (147,947)     (142,249)     (333,499)   (233,424)

INCOME TAX...........................             -             -             -           -
                                       ------------  ------------   ----------- -----------

LOSS FROM CONTINUING OPERATIONS......  $  (147,947)  $  (142,249)   $ (333,499) $ (233,424)
                                       ------------  ------------   ----------- -----------

NET LOSS.............................  $  (142,947)  $  (142,249)   $ (333,499) $ (233,424)
                                       ============  ============   =========== ===========

Net Loss Per Share...................  $     (0.01)  $     (0.01)   $    (0.02) $    (0.01)
                                       ============  ============   =========== ===========


                        See notes to the consolidated financial statements







                                     TRB Systems International, Inc.
                                  Consolidated Statements of Cash Flow
                           For the Six Months Ended December 31, 2006 and 2005


                                                         2006                2005
                                                   ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................    $   (333,499)       $   (233,424)
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation & amortization...................            3,106               6,445
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable....        (193,416)                   -
  Decrease (increase in inventories.............         (36,677)           (115,352)
  Decrease (increase) in deposit with a supplier                -              50,386
  Increase (decrease) in accounts payable and
   accrued liabilities..........................                -            (18,862)
                                                   ---------------    ---------------
Net cash used in operating activities...........        (560,486)           (310,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............         (22,029)            (10,717)
Decrease in security deposit....................         (17,721)                   -
Increase in other assets........................                -               (862)
Increase indebtedness of related party..........           13,471             (1,478)
                                                   --------------      --------------
Net cash used in investing activities...........         (26,279)            (13,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of notes payable......................          202,676             212,641
 Increase in interest payable...................          136,197                   -
 Increase in accounts payable and accrued interest        144,412                   -
 Increase in director's loans...................           79,288             245,844
                                                   --------------      --------------
Net cash provided by financing activities.......          562,573             458,485

Net increase (decrease) in cash and cash equivalents     (24,192)             134,621

Cash and cash equivalents, beginning............           33,323                 602
                                                   --------------      --------------
Cash and cash equivalents, ending...............    $       9,131       $     135,223
                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid...................................    $     144,986       $     105,632
                                                    =============       =============
Income taxes paid...............................    $           -       $           -
                                                    =============       =============



                       See notes to the consolidated financial statements





                         TRB SYSTEMS INTERNATIONAL INC.
                  Notes to Consolidated Financial Statements
                                December 31, 2006


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

Liquidity and Going Concern
---------------------------

As of December 31, 2006, the Company had cash and cash equivalents totaling
$ 9,131 as compared to $ 135,233 at December 31, 2005. As of December 31, 2006, the Company had working capital of $(479,535) compared to a working capital of $(258,166) at December 31, 2005.

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

Cash and Cash equivalents
-------------------------

For the purpose of the statements of cash flows, the Company considers as cash equivalents: cash on hand, cash in banks, time deposits and all highly liquid short-term investments with maturity of three months or less.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is established through a charge to an expense account. The Company reserves based on experience and the risk assessed to each account.

Inventories
-----------

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

Impairment of Long-Lived Assets
-------------------------------

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

Income Tax
----------

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

Comprehensive Income
--------------------

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Revenue Recognition
-------------------

License and distributor fees are earned and recognized according to the terms of each agreement.

Research and Development
------------------------

Research and product development costs are expensed as incurred. The Company incurred expense of $14,710 for the 3-month period ended December 31, 2006 as compared to $ -0- for the 3-month period ended December 31, 2005.

Net Operating Loss Carry-forward
--------------------------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

License and Distributor Agreements
----------------------------------

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


Reclassification
----------------

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

New Accounting Pronouncements
-----------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS
No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

3. ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                            12/31/2006        12/31//2005
                                        ---------------    ----------------

 Accounts Receivable                     $    2,808,183     $    2,344,369
 Less: Allowance for Doubtful Accounts          375,000            375,000
                                        ---------------    ----------------
 Net Accounts Receivable                 $    2,433,183     $    1,969,369
                                        ===============    ===============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                          12/31/2006         12/31/2005
                                      ---------------       ------------
Office Equipment                       $     94,848         $     6,725
Tools and Machinery                          79,321              79,321
Automobile                                   34,000              34,000
Moldings                                    659,916             659,916
Booth for Show                              137,470             137,470
Informational tapes and other
 promotional materials                       50,000              50,000
                                       ----------------     ------------
                                          1,055,555             967,432
Less: Accumulated Depreciation            (866,030)           (852,195)
                                       ----------------     ------------
                                        $   165,943          $  115,237

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

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2006, ABL Properties owes the Company $ 57,659.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2006 the outstanding amount due was $ 522,466.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable are amounts owed to a supplier. Accrued expenses also included legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents. As of December 31, 2006 the accounts payable and accrued expenses were $ 531,638 compared to $ 396,887 as of December 31, 2005.

7. NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. During the recent quarter, the Company borrowed $ 27,126 from individuals. At of December 31, 2006 the Company had notes and interest payable in the amount of $ 2, 214,650 as compared to $2,026,001 at December 31, 2005. Interest expense attributable to notes payable totaled $ 70,333 for the quarter ended at December 311, 2006 as compared to $71,098 at December 31, 2005.

Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that the Company paid 20% for two months.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2006 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of December 31, 2006, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys	             2006              2005
                                            -------------    -------------
David, Kessler & Associates, LLC	        $    44,000	   $   44,000
Sawtooth Marketing Group	                   56,000	       56,000
Cole, Schotz, Meiser,Forman & Leonard	       89,000	       89,000
Bernard & Koff	                              192,000           192,000
                                            -------------     ------------
                   Total                    $    381,000       $  381,000

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 shares at $0.001 par value share. As of December 31, 2006 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

11. NET LOSS PER SHARE

Net loss per common share for the years ended December 31, 2006 and 2005 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

   (1) Lease Commitments

The Company's future annual commitments under an operating lease for office space is $12,000 per year for the year ending December 31, 2006.

Rental expense for the 3-month ended December 31, 2006 and 2005 are $6,396 and $ 5,137 including other charges, respectively.

   (2) Litigation

As per the Company, as of December 31, 2006, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of NMT-product. For the three and six months ended December 31, 2006, we had sales of $113,368 and $203,343, respectively.

Last year, we focused on redesigning our product lines, improvement of the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. As of December 31, 2006, this process was basically completed. We started to market and sales of our products in fiscal first quarter of this year. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for production and sale.

As of December 31, 2006, we have completed all phases of the product tests, and the quality of each of our products has been greatly improved. We gradually put more efforts on sales and marketing. For the three months ended December 31, 2006, we have achieved the following:

  (1) We had product sales of $113,367;

  (2) 95 percent of our new Unit-Set development of multi-function bicycle parts has been completed. Those parts can be attached and applied to any of existing bicycles;

  (3) We have developed and by December 31, 2006 have finished a new bicycle sample for 600 Chinese yuan, approximately $78, for Carrefour Stores and mass market;

  (4) The exercise bicycle for the use of Health clubs is basically completed. However, we plan to do more tests before we start to market;

  (5) During the second fiscal quarter, we received a honoring certificate from China National Quality Bureau, which says, "The product of Alenax (Tianjing) Bicycle Corp was appointed to one (1) of the top thirteen (13) famous product brands in Tianjing, China.

For the next three-month period we plan do the following:

  (1)  To complete the Unit-Set development of Multi-Function Bike Parts;

  (2) To reach an agreement with 2008 Beijing Olympic Committee regarding the Olympic Mark and Bike Event at 2008 Beijing Olympic Game with our Alenax bicycles;

  (3)  To finish samples of our new electric bicycles;

  (4)  To complete testing of the exercise bike for Health Club Use;

  (5)  Finish the samples of new electric bike; and

  (6) Hire two proficient engineers who can draw and design bicycle frame and bicycle fashion styles.


Results of Operations
---------------------

Three Months Ended December 31, 2006 and 2005
---------------------------------------------

Revenues

For the thee-month period ended December 31, 2006, the revenue from our product sales was $113,367. We started to sell in the first fiscal quarter this year, and w had no revenues for the three months ended December 31, 2005.

Cost of Goods Sold

Cost of goods sold consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended December 31, 2006, our cost of goods sold was $85,333, approximately 75.2% as a percentage of sales. There was no cost of goods sold for the three months ended December 31, 2005 because there were no sales for the period.

Operating Expenses

For the three months ended December 31, 2006, our operating expenses were $105,648 compared with $73,081 for the same period of the prior year. The significant increase of $32,567, or 44.5%, in operating expenses was largely due to the increase in overall business activities. The big contributors in the increase of operating expenses were marketing and promotion ($29,319, or 27.7% of the total operating expenses), research and development ($14,710, or 13.9%), office expenses ($22,389, or 21.1), and business travel ($23,889, 22.6%).

Interest Expense

During the three months ended December 31, 2006 we had interest expense of $70,333 as compared to $71,098 for the same period of the previous year due to a larger balance of the borrowing.

Net Loss

For the three months ended December 31, 2006, we had net loss of $147,947, or $0.01 per share, compared with net loss of $142,249, or $0.01 per share, for the same period of the last fiscal year.

Six Months Ended December 31, 2006 and 2005
-------------------------------------------

Revenues

We started to sell our Alenax bicycles in the first fiscal quarter ended September 30, 2006. For the six -month period ended December 31, 2006, the revenue from our product sales was $203,343. We had no revenues for the same period of the previous year.

Cost of Goods Sold

Cost of goods sold consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended December 31, 2006, our cost of goods sold was $153,638, approximately 75.5% as a percentage of sales. There was no cost of goods sold for the three months ended December 31, 2005 because there were no sales for the period.

Operating Expenses

For the six months ended December 31, 2006, our operating expenses were $237,585 compared with $129,846 for the same period of the prior year. The significant increase ($107,739, or 82.9%) in operating expenses was largely due to the increase in overall business activities. The big contributors in the increase of operating expenses were marketing and promotion (increased by $49,971, or 368%), office expenses ($43,426, or 275%), research and development ($23,256, or 280%), business travel ($32,168, or 173%) and salary expenses ($13,211, or 217%).

Interest Expense

For the six months ended December 31, 2006 we had interest expense of $144,986 as compared to $105,632 for the same period of the previous year due to a larger balance of the borrowing and accrued interest ($2,214,650 as compared to $2,026,001 as of December 31, 2005).

Net Loss

For the six months ended December 31, 2006, we had net loss of $333,499, or $0.02 per share, compared with net loss of $233,424, or $0.01 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of December 31, 2006, we had notes payable and accrued interest payable in the amount of $2,214,650, and convertible debts of $142,611. Interest rate on the notes ranged from 10% to 24%.

For the six months ended December 31, 2006, our operating activities used $560,486 of net cash, largely due to net loss of $333,499, increase in accounts receivable $193,416 and increase in inventory of $36,677. During the same period, our investing activities used $26,279 of net cash, largely in order to purchase of property and equipment. For the same period, the financing activities provided us with $173,561 of net cash, largely by issuance of notes payable of $175,550. For the three months ended September 30, 2005, our cash and cash equivalents decreased by $26,743.

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

Off-balance sheet arrangements
------------------------------

There were no off-balance arrangements.



ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                            PART II  OTHER INFORMATION


Item 1.  Legal Proceedings:  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:
---------

31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:
--------------------

None.



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRB Systems International Inc.


By: /Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO


Date: January 12, 2007