Form 10QSB
period 2007-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2007-05-15
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ________________ to _________________

          Commission File Number:                     333-07242
                                  ____________________________________________

                          TRB SYSTEMS INTERNATIONAL INC.
------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

               Delaware                             22-3522572
--------------------------------------  --------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of May 14, 2007: 22,783,002 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]







                        PART I.  FINANCIAL INFORMATION




Item 1. Financial Statements




                         TRB SYSTEMS INTERNATIONAL, INC.
                     Consolidated Balance Sheet (Unaudited)
                               March 31, 2007



                                ASSETS

CURRENT ASSETS:
Cash...................................................      $         18,916
Accounts receivable, net...............................             2,433,183
Inventories............................................               271,402
Other current assets...................................                   245
                                                             ----------------
     Total Current Assets..............................             2,725,746

Indebtedness of related party..........................                57,659

Property and equipment, net............................               164,390

Other Assets
Deferred tax assets....................................               222,579
Other assets...........................................               145,334
                                                             ----------------
                                                                      367,913

TOTAL ASSETS...........................................      $      3,315,708
                                                             ================


              LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable and accrued liabilities...............     $        531,638
Notes and interest payable.............................            2,286,006
Advances from customers................................              161,704
Convertible debts......................................              142,611
Other payable..........................................              141,958
Corporation income taxes payable.......................                  935
                                                            ----------------
    Total Current Liabilities..........................            3,264,852

Indebtedness to Related Party..........................              613,363
Legal judgments payable................................              381,000
                                                            -----------------
Total Liabilities......................................            4,259,215

Shareholders' Equity
Common stock, $0.001 par value, 30,000,000 shares authorized,
  22,783,002 shares issued and outstanding.............               22,783
Additional paid-in capital.............................            3,106,489
Deficit accumulated during development stage...........          (4,072,779)
                                                            -----------------
    Total Shareholders' Equity (Deficit)...............            (943,507)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............     $      3,315,708
                                                            ================





              See Notes to the Consolidated Financial Statements







                               TRB SYSTEMS INTERNATIONAL, INC.
                            Consolidated Statement of Operations
                For the Three and Nine Months Ended March 31, 2007 and 2006





                                                    Three Months                   Nine Months
                                                    Ended March 31,               Ended March 31,
                                              ---------------------------   --------------------------
                                                  2007          2006             2007          2006
                                              -------------- ------------   ------------- ------------
Operating Revenue
Product sales...........................       $         -   $         -    $     203,343  $        -
Cost of goods sold                                       -             -          153,638           -
                                              -------------- ------------   -------------- -----------
Gross Profit............................                 -             -           49,705           -

Operating Expenses:
Auto expenses...........................                 -             -                -         849
Communication...........................                 -             -                -       2,953
Consulting..............................                 -             -              752           -
Depreciation............................             1,553         3,300            4,659       9,745
Employee salaries.......................            12,642         3,445           30,023      17,649
Marketing and sales promotion...........             7,070         3,192           61,440      13,866
Meals and entertainment.................             1,285        14,000            3,693      23,476
Miscellaneous...........................             2,536         4,353            3,146      14,183
Office expenses.........................            13,966        12,905           68,967      24,480
Samples.................................                 -             -                -      13,655
Overseas operating expenses.............             9,510        30,587           15,785      35,724
Professional fees.......................            16,215         5,137           30,857      25,922
Rents...................................             6,158             -           15,854       9,889
Research and development................             3,626         3,898           33,004      14,453
Travel..................................             6,104        10,024           50,070      21,822
                                               ------------  ------------    ------------- -----------
Total operating costs and expenses......            80,665        90,841          318,250     228,666
                                               ------------  ------------    ------------- -----------
NET LOSS FROM OPERATIONS................          (80,665)      (90,841)        (268,545)   (228,666)

OTHER INCOME (EXPENSE)
Interest income.........................                 -         1,930              285       2,072

Foreign currency translation............                 -             -            (918)        (18)
Interest expense........................          (71,356)      (72,918)        (216,342)   (213,184)
                                               ------------ -------------    -------------  ----------

NET LOSS BEFORE INCOME TAX..............         (152,021)     (161,829)        (485,520)   (439,796)

INCOME TAX..............................                 -             -                -           -
                                               ------------ -------------    -------------  ----------

LOSS FROM CONTINUING OPERATIONS.........       $  (152,021) $  (161,829)     $   (485,520) $ (439,796)
                                               ------------ -------------    -------------  ----------

NET LOSS................................       $  (152,021) $  (161,829)     $   (485,520) $ (439,796)
                                               ============ =============    ============= ===========

Net Loss Per Share......................       $     (0.01) $     (0.01)     $      (0.02) $   (0.02)
                                               ============ =============    ============= ===========




                               See Notes to the Consolidated Financial Statements








                                     TRB SYSTEMS INTERNATIONAL, INC.
                                   Consolidated Statements of Cash Flow
                             For the Nine Months Ended March 31, 2007 and 2006




                                                             2007              2006
                                                       ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................     $      (485,520)   $     (439,796)
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation & amortization.....................               4,659             9,745
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable......           (193,416)                 -
  Decrease (increase) in inventories..............            (36,677)         (139,139)
  Decrease (increase) in other current assets.....             (2,245)          (46,614)
  Decrease (increase) in deferred tax assets......            (59,279)                 -
  Increase (decrease) in accounts payable and
    accrued liabilities...........................             134,751           211,130
  Increase (decrease) in customer advance.........               1,161             2,441
                                                       ----------------  ----------------
Net cash used in operating activities.............           (636,566)         (402,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................            (22,029)          (19,490)
Decrease (increase) in other assets...............              77,425               245
Increase indebtedness of related party............             156,714           (1,478)
                                                       ----------------  ----------------
Net cash used in investing activities.............             211,930          (21,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable.........................             197,045                 -
Increase in interest payable......................             213,184           252,638
Increase in director's loans......................                   -           209,107
                                                       ----------------  ---------------
Net cash provided by financing activities.........             410,229           461,745

Net increase (decrease) in cash and cash equivalents          (14,407)            38,299

Cash and cash equivalents, beginning..............              33,323               602
                                                       ----------------  ----------------
Cash and cash equivalents, ending.................     $        18,916    $       38,901
                                                       ================  ===============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid.....................................     $       216,342    $      213,184
                                                       ===============   ===============
Income taxes paid.................................     $             -    $            -
                                                       ===============   ===============




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

The Company was established to produce and market bicycle, fitness and motorized two wheel transportation products in China.

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

Liquidity and Going Concern

As of March 31, 2007, the Company had cash and cash equivalents totaling $18,916 as compared to $ 38,901 at March 31, 2006. As of March 31, 2007, the Company had working capital of $(539,106) compared to a working capital of $(448,100) at March 31, 2006.

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

Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $3,626 for the 3-month period ended March 31, 2007 as compared to $ 3,898 for the 3-month period ended March 31, 2006.

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

                     Future Commitments Per Agreements

                           1st Yr         2nd Yr         3rd Yr
       Areas               (Bikes)       (Bikes)        (Bikes)        Total
-------------------  ----------------- -------------  -----------  -----------
Japan                      40,000          80,000        200,000      320,000
India                      50,000          90,000        200,000      340,000
Nigeria & Benin             5,000           9,000         10,000       24,000
Tanzania                    1,000           2,000          3,000        6,000
Vietnam                     4,000           7,000         10,000       21,000
Korea                      13,000          31,000         62,000      106,000

Distributors
USA
CA-Orange County            1,500           3,000          5,000        9,500
CA-LA County                3,000           5,000          7,000       15,000
Maryland & Delaware         1,000           2,000          2,840        5,840
New York
Long Island/Queens          1,000           2,000          3,000        6,000
------------------------------------------------------------------------------


Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS
No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133
Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company begin in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                             03/31/2007      03/31/2006
                                         ---------------  ---------------
Accounts Receivable                        $  2,808,183   $     2,344,369
 Less: Allowance for Doubtful Accounts          375,000           375,000
                                         ---------------  ---------------
 Net Accounts Receivable                   $  2,433,183   $     1,969,369
                                         ===============  ===============

4.   PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                         03/31/2007       03/31/2006
                                      --------------   ----------------
    Office Equipment                   $     94,848     $      6,725
    Tools and Machinery                      79,321           79,321
    Automobile                               34,000           34,000
    Moldings                                659,916          659,916
    Booth for Show                          137,470          137,470
    Informational tapes and other
    promotional materials                    50,000           50,000
                                      --------------  ---------------
                                          1,055,555          967,432
Less: Accumulated Depreciation            (891,165)        (848,514)
                                      --------------  ---------------
                                       $    164,390    $     118,918

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

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of March 31, 2007, ABL Properties owes the Company $ 57,659.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of March 31, 2007 the outstanding amount due was $ 613,363.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable are amounts owed to a supplier. Accrued expenses also included legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents. As of March 31, 2007 the accounts payable and accrued expenses were $531,638 compared to $396,887 as of March 31, 2006.

7.   NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. At of March 31, 2007 the Company had notes and interest payable in the amount of $ 2, 286,006 as compared to $2,237,959 at March 31, 2006. Interest expense attributable to notes payable totaled $71,356 for the quarter ended at March 31, 2007 as compared to $70,988 at March 31, 2006.

Interest rate on the notes ranged from 10% to 24% except for a short-term loan for $12,931 that the Company paid 20% for two months.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $ 42,611 on January 17, 2003. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of March 31, 2007 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of March 31, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors' Attorneys	            2007             2006
                                         ----------------  ---------------
David, Kessler & Associates, LLC	     $       44,000       $    44,000
Sawtooth Marketing Group	                   56,000            56,000
Cole, Schotz, Meiser,Forman & Leonard	       89,000            89,000
Bernard & Koff	                              192,000           192,000
                                         ----------------  ---------------
             Total                       $      381,000       $   381,000


10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 shares at $0.001 par value share. As of March 31, 2007 the amount of voting common shares issued and outstanding are 22,783,002 and additional paid in capital of $ 3,106,489.

11.  NET LOSS PER SHARE

Net loss per common share for the periods ended March 31, 2007 and 2006 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

12.1 Lease Commitments

The Company's has month-to-month lease for office space at $12,000 per year.

Rental expense for the three-month ended March 31, 2007 is $6,158.

13.2   Litigation

As per the Company, as of March 31, 2007, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We conduct our business through our wholly owned subsidiary, Alenax (Tianjing) Bicycle Corp., which engages in the business of developing, marketing, and manufacturing a line of NMT-product. For the three and nine months ended March 31, 23007, we had sales of $-0- and $203,343, respectively.

Last year, we focused on redesigning our product lines, improvement of the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. As of March 31, 2007, this process was basically completed. We started to market and sales of our products in fiscal first quarter of this year. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for production and sale.

As of March 31, 2007, we have completed all phases of the product tests, and the quality of each of our products has been greatly improved. We gradually put more efforts on sales and marketing. For the three months ended March 31, 2007, we have achieved the following:

  (1) We completed a new Uni-Set development of multi-function bike parts. Now if you change a BB-Set of your conventional bike to our Uni-Set, you can ride a conventional pedaling motion along with five (5) more different pedaling motion bike;

  (2) We have finished samples of a new electric bike. Currently we are conducting various tests on the electric bike;

  (3) We are testing the Exercise Bike for the use of health clubs. More tests are needed;

  (4) We have received initial 10 exercise bikes order from Tianjing Sports Gym, which belongs to Tianjing Sports Bureau of Tianjing City for public use. Furthermore, Tianjing Sports Gym has provided us a space (23 meter x 40 meter) to show our technology to public as soon as possible for the purpose of public health care. This is very honorable to us with good reputation;

  (5) We finished samples of Spinning Bike, and we are currently conducting complete tests for such type of bike.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

For the thee-month periods ended March 31, 2007 and 2006, no revenues were generated from our product sales.

Operating Expenses

For the three months ended March 31, 2007, our operating expenses were $80,665 compared with $90,841 for the same period of the prior year. This decrease in operating expenses of $10,176, or 11.2%, was a result of the following items:
(i) significant decrease in overseas operating expenses, travel and meal and entertainment; and (ii) a large increase in employee salary expenses, marketing and professional fees.

Interest Expense

During the three months ended March 31, 2007 we had interest expense of $71,356 as compared to $72,918 for the same period of the previous year.

Net Loss

For the three months ended March 31, 2007, we had net loss of $152,021, or $0.01 per share, compared with net loss of $161,829, or $0.01 per share, for the same period of the last fiscal year.

Nine Months Ended March 31, 2007 and 2006

Revenues

We started to sell our Alenax bicycles in late 2006. For the nine -month period ended March 31, 2007, the revenue from our product sales was $203,343. We had no revenues for the same period of the previous year.

Cost of Goods Sold

Cost of goods sold consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ended
March 31, 2007, our cost of goods sold was $153,638, approximately 75.5% as a percentage of sales. There was no cost of goods sold for the three months ended March 31, 2006 because there were no sales for the period.

Operating Expenses

For the nine months ended March 31, 2007, our operating expenses were $318,250 as compared to $228,666 for the same period of the prior year. The significant increase ($89,584, or 39.2%) in operating expenses was largely due to the increase in overall business activities. The big contributors to the increase of operating expenses were marketing and promotion (increased by $47,554, or 242%), employee salary expense ($12,374, or 70%), research and development ($18,551, or 128%), office expenses ($44,487, or 182%), and business travel ($28,248, or 129%).

Interest Expense

For the nine months ended March 31, 2007 we had interest expense of $216,342 as compared to $213,184 for the same period of the previous year.

Net Loss

For the nine months ended March 31, 2007, we had net loss of $485,520, or $0.02 per share, compared with net loss of $439,796, or $0.01 per share, for the same period of the last fiscal year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from our directors and other individuals. At of March 31, 2007, we had notes payable and accrued interest payable in the amount of $2,286,006, convertible debts of $142,611, and borrowing from related parties of $613,363. Interest rate on the notes ranged from 10% to 24%.

For the nine months ended March 31, 2007, our operating activities used $636,566 of net cash, largely due to net loss of $485,520 and increase in accounts receivable $193,416. During the same period, our investing activities provided us $211,930 of net cash, largely due to increase in indebtedness of related parties ($156,714), and decrease in other assets ($77,245). For the same period, the financing activities provided us with $410,229 of net cash, largely by issuance of notes payable of $197,045, and increase in interest payable of $213,184. For the nine months ended March 31, 2007, our cash and cash equivalents decreased by $14,407.

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

Date: May 14, 2007