Form 10QSB/A
period 2006-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2007-10-19
CIK 1042610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                    FORM 10-QSB/A
                                    Amendment No. 1

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


                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends TRB Systems International, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, originally filed with the Securities and Exchange Commission (the "Commission") on February 13, 2007 (the "Original Filing").

We are filing this Amendment for the purpose of restating the financial statements for the quarter ended December 31, 2006 and its accompanying notes, because, as a result of a previously-announced "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review", which was filed on a Form 8-K with the Commission on October 5, 2007. After the completion of audit reviewing those originally filed financial statements, the independent registered public accountant of the Company found them satisfactory, and no changes need to be made. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-QSB filed on February 13, 2007 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from our Principal Executive and Principal Financial Officer has been included as exhibits to this Amendment.




                           PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements


                          TRB SYSTEMS INTERNATIONAL, INC.
                      Consolidated Balance Sheet (Unaudited)
                               December 31, 2006
                                  (Restated)


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
                                                            ===============



                   See notes to the consolidated financial statements




                           TRB SYSTEMS INTERNATIONAL, INC.
                        Consolidated Statement of Operations
           For the Three and Six Months Ended December 31, 2006 and 2005
                                   (Restated)




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
                                       ============  ============   =========== ===========


                        See notes to the consolidated financial statements







                                     TRB Systems International, Inc.
                                  Consolidated Statements of Cash Flow
                           For the Six Months Ended December 31, 2006 and 2005
                                              (Restated)


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
                                                    =============       =============



                       See notes to the consolidated financial statements





                         TRB SYSTEMS INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                  (Restated)


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


Date: October 19, 2007