Form 10QSB/A
period 2007-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2007-10-19
CIK 1042610

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


                             EXPLANATORY NOTE


This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends TRB Systems International, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, originally filed with the Securities and Exchange Commission (the "Commission") on May 15, 2007 (the "Original Filin").

We are filing this Amendment for the purpose of restating the financial statements for the quarter ended March 31, 2007 and its accompanying notes, because, as a result of a previously-announced "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review", which was filed on a Form 8-K with the Commission on October 5, 2007. After the completion of audit reviewing those originally filed financial statements, the independent registered public accountant of the Company found them satisfactory, and no changes need to be made. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-QSB filed on May 15, 2007 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from our Principal Executive and Principal Financial Officer has been included as exhibits to this Amendment.






                        PART I.  FINANCIAL INFORMATION




Item 1. Financial Statements




                         TRB SYSTEMS INTERNATIONAL, INC.
                     Consolidated Balance Sheet (Unaudited)
                               March 31, 2007
                                 (Restated)



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
                                                            ================





              See Notes to the Consolidated Financial Statements







                               TRB SYSTEMS INTERNATIONAL, INC.
                            Consolidated Statement of Operations
                For the Three and Nine Months Ended March 31, 2007 and 2006
                                       (Restated)






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
                                               ============ =============    ============= ===========




                               See Notes to the Consolidated Financial Statements








                                     TRB SYSTEMS INTERNATIONAL, INC.
                                   Consolidated Statements of Cash Flow
                             For the Nine Months Ended March 31, 2007 and 2006
                                             (Restated)




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
                                                       ===============   ===============




                        See notes to the consolidated financial statements







                            TRB SYSTEMS INTERNATIONAL INC.
                     Notes to Consolidated Financial Statements
                                   (Restated)



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

Date: October 19, 2007