Form 10KSB
period 2007-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2007-10-22
CIK 1042610

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


                       For the Fiscal Year Ended June 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to ________________

             Commission file number:                   333-07242

                            TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

                Delaware                              22-3522572
-----------------------------------------   -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation or organization)

          1472 Cedarwood Drive, Piscataway, New Jersey            08854
----------------------------------------------------------- --------------------
         Address of principal executive offices                 Zip Code

                     Issuer's telephone number:  (877) 852-3600
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                            Common stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.   |__|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes |X|    No |_|

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |__|   No |X|

State issuer's revenues for its most recent fiscal year:  $317,162.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act: Approximately $2.98 million.


               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,699,922 shares as of October 22, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|










                           TRB SYSTEMS INTERNATIONAL INC.

                                   FORM 10-KSB

                                      INDEX


                                       PART I

Item 1.    Description of Business......................................       4
Item 2.    Description of Property......................................       8
Item 3.    Legal Proceedings............................................       9
Item 4.    Submission of Matters to a Vote of Security Holders..........       9


                                      PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities.....       9
Item 6.   Management's Discussion and Analysis or Plan of Operation.....      11
Item 7.   Financial Statements..........................................      14
Item 8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................      29
Item 8A.  Controls and Procedures.......................................      32
Item 8A(T).  Controls and Procedures....................................      32
Item 8B.  Other Information.............................................      32


                                      PART III


Item 9.   Directors, Executive Officers, Promoters, Control Persons and
           Corporate Governance; Compliance with Section 16(a) of
           the Exchange Act.............................................      32
Item 10.  Executive Compensation........................................      34
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................      35
Item 12   Certain Relationships and Related Transactions; and
           Director Independence........................................      36
Item 13.  Exhibits......................................................      37
Item 14   Principal Accountant Fees and Services........................      38

Signatures..............................................................      39







                                      PART I




Item 1.  DESCRIPTION OF BUSINESS

General

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

Our Products

We intend to provide a new generation of cycling and products using the patented Natural Motion Technology. Our products include NMT bicycles, fitness/home trainers, and electric bicycles.

NMT - Bicycles:

Our major products are NMT- Bicycles, which are able to provide with more smoother, up and down pumping, or stepping action, similar to our body's natural walking and running motion.

The operating principles of NMT bicycles are relatively simple. The pedal levers travel up and down through the maximum power range that has an arc of 135 degrees. As the lever on one side is depressed, the opposing lever is raised.
A full lever stroke or a partial stroke may be applied to propel the bicycle. Lever strokes require far less leg motion than the 360-degree movement required with a conventional bicycle.

Our study showed that NMT bicycles are able to increase bicycles' propulsion power significantly, compared to their conventional circular pedaling models. The propelling force of the NMT lever is constant, which is different from those conventional bicycles with variable, circular ascending and descending crank motion. The levers driving the Motion Plus Technology do not revolve. Accordingly, their length can be extended to take advantage of the power of leverage. Since the levers of NMT -bicycles do not revolve, greater ground pedal clearance over rough terrain and around turns is allowed. Propulsion of a bicycle using the NMT results in significantly greater distance traveled, for a given expenditure of effort, than a bicycle using conventional bicycle technology.

A NMT bicycle looks like a conventional bicycle. What makes big difference is the NMT applied on the bicycle. A NMT- bicycle has two main components: (i)
Controller: this parts control the 6-different pedaling motions of the multi-function bike and (ii) Rear Hub: a dual ratcheting sprocket which is engaged by a drive chain.

We have introduced a line of NMT bicycle that is propelled exclusively by the NMT. This line of NMT- bicycle is in different models with multiple sizes for men and women, and looks like popular cruisers and mountain bikes that offer comfortable upright riding. In the later stage, we will introduce adult tricycle, outdoor recumbent (reclining) bicycles, and arm/shoulder ergometers. Lightweight, higher performance bicycles will also be introduced to appeal to the performance biking community and to meet the dynamic and continually changing needs of the market.

Therapeutic market is generally driven primarily by product performance, while non-therapeutic markets are more sensitive to price.

We offer five models of NMT bicycles: Mountain Bike (MTB); Leisure Bike, BMX (Children); ATB (all-terrain); and Cross Trading -Bike. In mass production, Alenax will offer a pedal arm in lengths of either 225 mm or 250 mm. This will increase the force of each stroke and increase speed considerably compared to the conventional pedal length of 165 to 175 mm. We plan to focus initially on the single action, natural stepping motion in all the bikes with our proprietary multifunctional pedaling motion bikes. Our tricycle will follow within one year. We will tap the high-end professional rider market in the second phase of our business plan. We are currently conducting care research to verify the speed and efficiency of our racing prototype (i.e., longer pedal arm, therefore greater force stroke).

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

NMT Fitness/Home Trainers:

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

NMT Electric Bicycles:

POWER+BIKE is an outdoor bike that uses the same "up-down" motion of all the NMT bicycles but with the ability to, with the twist of the handle, become an electric bike with speed capability of 23 mph. Our POWER+BIKE is strategically positioned, not specifically for the luxury market, which has three new entries this year Bricklin, Mercedes and Porsche. All three are designed similar to a moped, are heavy (50 lbs or more), and costly at a price between $600 and $1,200. By comparison, NMT 's POWER+BIKE is 23 lbs, light and efficient enough, which can be pedaled comfortably in a business skirt or suit, for the senior citizen and women's market and sleek enough for the "Generation X" market appeal, sophisticated enough for the urban businessman, cool and convenient for the outdoor family and RV enthusiasts, and safe and practical for the recovering heart attack patient who wants to exercise but does not want to be stuck too far from home. With a retail cost of $600 and manufacturing costs of $200, along with the added capabilities of folding the POWER+BIKE into a POWER PACK so it can be hung upon the back of a door, NMT 's management believes the POWER+BIKE can capture a major market share within this emerging market.

Manufacturing Facility

We don't own any manufacturing facility. We are currently in the process to improve the quality of our products. As soon as this process is completed, we plan to manufacture our products through contracts with existing manufacturers in China and Taiwan.

Currently we are manufacturing our proprietary parts of hub with Kun Teng Industries Ltd. in China and Taiwan who is one of the top hub maker in the world, other Alenax proprietary parts with the Ching Haur Ind.Co., Ltd who is one thelargest axles and other bike parts maker in the world, medium and high-end bicycles of 6-Way pedaling motion with Tianjin Fushida Bicycle Co., Ltd. who is the largest bike manufacturer in China and in the world, the 1-Way & 2-Way bikes with Pretty Wheel Ind. Co., Ltd., in China and Taiwan, and exercise bikes with Joong Chunn Ind. Co., Ltd who is one of the top leading sports and healthcare equipment manufacturer in Taiwan and the Weck Ind. Co., Ltd., in TaiChang, China.

Sale and Marketing

We plan to market our products to the following markets, both domestically and internationally:

    (a) Stepper Users: In this industry, the stepper market is one of the fastest growing segment. Our MTS bicycles are attractive to this segment because our NMT bicycles allow the stepper motion and muscle conditioning to be taken outdoors.

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

    (d) Rehabilitation & Therapeutic Market: The rehabilitation and therapeutic market consists of four segments: post surgical (hip or knee); acute injury; individuals with a restrictive ROM (range of motion); and other (arthritic, biomechanical). Today, the major form of therapy for post hip and knee surgery is the conventional stationary bicycle. The 360-degree fixed stroke is limiting because initial therapy methods keep ROM within less than 120-degree of bound. This causes a time lag before the conventional 360-degree bike can be implemented. If they use our Fitness Versi-Trainer and the NMT bicycles, they will get more favorable results.

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

Research and Development

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and three types of exercise bicycle. For the years ended June 30, 2007 and 2006, we spent $31,274 and $14,453, respectively, on our Research and Development activities.

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

Employees

As of June 30, 2007, we have 18 full-time employees. We believe that we have good relations with our employees.



Item 2.  DESCRIPTION OF PROPERTIES


We lease approximately 280 square meters of office at 1 Yong An Road in Tianjin, 300024, China, under a three-year lease which expires on March, 2008. The monthly rent is $1,100. We do not own any real estate. We believe the leased facilities will be sufficient to meet our needs for the next twelve months.

We have also leased approximately 1,400 square meters of R&D facility at 84 Ui Meon-Rd. Taichung, Taiwan. The monthly rent is $1,400.

We maintain a mailing address in the United States at 1472 Cedarwood Drive, Piscataway, NJ 08854, which is provided to us free of charge by a third party.




Item 3.  LEGAL PROCEEDINGS


As of June 30, 2007, we had four outstanding judgments totaling in the amount of $381,000 against the Company, from unpaid loans (Bernard Koff, $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to the middle of 1990s. Negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

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




Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.






                                         PART II




Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS


Market Information

From August 21, 1998 to June 28, 2004, our common stock was quoted on the OTC Bulletin Board ("OTCBB") under the symbol TRBX.OB. From June 28, 2004 to February 26, 2007, the quotation of our common stock was removed from the OTC Bulletin Board and quoted on the Pink Sheets due to the Company's delinquent filing of its Form 10-QSB with the SEC for the quarter ended March 31, 2004.

Since February 26, 2007, our common stock has been re-quoted on the OTC Bulletin Board under the symbol "TRBX.OB" Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company's common stock.

Holders

As of October 22, 2006, there were 23,699,922 shares of Common Stock issued and outstanding, held by approximately 312 holders of record as indicated on the records of our transfer agent, which is Island Stock Transfer, St. Petersburg, Florida 33701.

Dividend

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

There are no equity compensation plans.

Options and Warrants

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

On May 22, 2007, we issued 130,000 common shares to 2 individuals at a price of $0.04 per share for services provided. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved. The shares so issued bear a restrictive legend. The recipients took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

On May 22, 2007, we issued 916,920 common shares to 13 individual investors in a private placement at a price of $0.15 per share for an aggregate of $118,038 in cash. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved. The shares so issued bear a restrictive legend. The investors took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of the Company's fiscal year covered by this report, there was no purchase made by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.




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

Overview

We conduct our business through our wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT-product. For the years ended June 30, 2007 and 2006, we had product sales of $317,162 and $7,096, respectively.

In fiscal 2006, we focused our efforts on redesigning our products, improving the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. As of June 30, 2007, this process was basically completed. In fiscal first quarter of 2007, we started to market and sales of our products. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for production and sale.

As of June 30, 2007, we have completed all phases of the product tests, and the quality of each of our products has been greatly improved. Accordingly, we gradually put more efforts on sales and marketing side. For the year ended June 30, 2007, we have achieved the following:

   (1) For the first time since we had defective problems in July 1999, we began product sales again in June, 2006, and generated sale revenue of $$317,162 for the year ended June 30, 2007;

   (2)  We opened our first chain Store in Tianjin, China in August 2006;

   (3) We entered into an agreement in August 2006 with Tianjin Bicycle and Sports Association ("TBSA") for the promotion and marketing of our Alenax Bike, and for the bike event with TBSA.

   (4) In August 2006, we received a "Certificate" from China National Sports Bureau ("CNSB") on September 30, 2006, which says, "The China National Sports Bureau has chosen Alenax (Tianjin) Bicycle Corp. as the sole provider of recreational, Fitness, Sports and Training products for China National Bicycle Team until December, 2008".

In December, 2006, we received an honoring certificate from China National Quality Bureau, which says, "The product of Alenax (Tianjing) Bicycle Corp was appointed to one (1) of the top thirteen (13) famous product brands in Tianjin, China."

   (5) During the year, we attended four international bike shows, Germany Bike Show, Interbike USA Bike Show, Taiwan International Bike Show, and Shanghai International Bike Show, with all types of our Alenax products. Those show results were great and all floor samples were sold out very quickly.

   (6) We completed the final development and test of Uni-Set, a multi-function bike part. Now if you change a BB-Set of your conventional bike to our Uni-Set, you can ride a conventional pedaling motion along with five (5) more different pedaling motion bike. With this product, we attended Taiwan International Bike Show in April 2007, and exposed our Uni-Set to lots of potential buyers.

   (7) We have completed the tests of a new electric bike, and attended to Shanghai International Bike Show in May 2007 successfully;

   (8) We are testing the Exercise Bike for the use of health clubs. More tests are needed;

   (9) We have received 800 bikes order from Korean and an initial 10 exercise bikes order from Tianjin Sports Gym, which belongs to Tianjin Sports Bureau of Tianjin City for public use. Furthermore, Tianjin Sports Gym has provided us a space (23 meter x 40 meter) to show our technology to public as soon as possible for the purpose of public health care. This is very honorable to us with good reputation;

   (10) We have completed samples of Electric Bike, Spinning Bike, and Exercise Bike for uses in health club. Those products are sent to the United States for professionals' feedback and to complete tests.

In fiscal 2008, we intend to develop a new type of high-end bicycle with Alenax Uni-Set, especially designing for reducing weigh.


Results of Operations

For the Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Revenues

For the year ended June 30, 2007, we have product sales of $317,612, as compared to $7,093 for the year ended June 30, 2006.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended June 30, 2007 and 2006, our cost of revenues was $211,160 and $3,096 respectively, approximately 66.6% and 43.6% of the revenues. As compared to 2006, the increase in cost of revenue was primarily due to the increase of sales.

Operating Costs and Expenses

For the year ended June 30, 2007, our total operating costs and expenses increased by 14.3%, from $322,863 in fiscal 2006 to $369,142 in fiscal 2007. The increase in operating expenses was largely due to the increase in business activities and increase in sales. During the period, the depreciation expense was increased by 202% from $6,214 in 2006 to $18,770 in 2007 because increased property and equipment.

Other Income and Expenses

For the year ended June 30, 2007, our total other expenses were $14,249, of which $302,073 was interest expense, and partially offset by income from forgiveness of debts. In fiscal 2006, our total other expenses were $102,983, of which $104,244 was interest expense, and partially offset by $2,072 of interest income.

Net Loss

Net loss for the years ended June 30, 2007 and 2006 were $277,389, or $0.01 per share, and $134,818, or $0.01 per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of June 30, 2007, the Company's cash and cash equivalents balance was $39,432.

For the year ended June 30, 2007, net cash was used in operating activities of $460,769, largely due to our net loss of $(277,389), decrease in accounts payable of $176,768, and decrease in obligation to distributors, and partially offset by decrease in inventory of $162,104.

During 2007, net cash of $38,725 was used in investing activities to purchase property and equipment. During the same period, net cash of $505,630 was provided by financing activities due to proceeds of $382,392 from issuance of notes and accrued interest deferred, and proceeds of $128,238 from issuance of common stock in a private placement.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, as of June 30, 2007, we had outstanding judgment in a total of $381,000 incurred in 2000-2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

We incurred losses during the past years. We will continue to seek additional funding to finance our operations. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs. Our ability to secure additional funding is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-balance sheet arrangements:

As of June 30, 2007, there were no off-balance sheet arrangements.

Critical Accounting Policies:

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




Item 7    FINANCIAL STATEMENTS




                                 Stan J.H. Lee, CPA
                        794 Broadway, Chula Vista, CA 91910

Tel: (619) 623-7799     Fax: (619) 564-3408   E-mail: stan2u@gmail.com





         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
TRB Systems International, Inc
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of TRB Systems International, Inc. as of June 30, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TRB Systems International, Inc. as of June 30, 2006, were audited by other auditors whose report dated August 18, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.?As discussed in Note 2-b, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------
Stan J.H. Lee, CPA
Chula Vista, CA

October 18, 2007








                         TRB SYSTEMS INTERNATIONAL INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                June 30, 2007



                                  ASSETS


Current Assets
Cash...................................................    $        39,432
Accounts receivable, net of allowance for
  doubtful accounts....................................          2,239,767
Inventories............................................             72,621
                                                           ---------------
    Total Current Assets...............................          2,351,820

Indebtedness of related party..........................            143,395
Property and Equipment, Net............................            166,975

Other Assets
 Prepaid and other assets..............................            120,545
 Deferred tax asset....................................            222,579
                                                           ---------------
   Total Other Assets..................................            343,124

Total Assets...........................................    $     3,005,314
                                                           ===============


               LIABILITIES AND SHAREHOLDER'S CAPITAL


Current Liabilities
Accounts payable and accrued liabilities...............    $       220,119
Notes and interest payable.............................          2,258,169
Advances from customers................................            171,440
Convertible debt.......................................            142,611
Corporation income taxes payable.......................                935
                                                           ---------------
    Total Current Liabilities..........................          2,793,274

Indebtedness to related party..........................            443,178
Legal judgments payable................................            381,000
                                                           ---------------

    Total Liabilities..................................          3,617,452

Shareholders' Equity (Deficit)
Capital stock, 30,000,000 shares authorized; $.001 par
  value; 23,699,922 shares issued and outstanding......             23,700
Additional paid-in capital.............................          3,228,810
Deficit accumulated during development stage...........        (3,864,648)
                                                           ---------------
   Total Shareholders' Equity (Deficit)................          (612,138)
                                                           ---------------
Total Liabilities and Shareholders' Equity (Deficit)...     $    3,005,314
                                                           ===============




             See Notes to the Consolidated Financial Statements.








                               TRB SYSTEMS INTERNATIONAL INC.
                              (A Development Stage Company)
                           Consolidated Statements of Operations
                          For the Years ended June 30, 2007 and 2006






                                                                                   April 11, 1997(Inception)
                                                              2007          2006     through June 30, 2007
                                                          ------------  ------------  ----------------------
REVENUES
  Sales........................................           $   317,162   $     7,093      $     1,124,632
                                                          ------------  -----------   -------------------
Total revenues.................................               317,162         7,093            1,124,632

Cost of Revenues...............................             (211,160)       (3,096)            (398,839)
                                                          ------------  -----------   -------------------
Gross Profit...................................               106,002         3,997              303,473

Consulting Revenue.............................                     -             -            1,155,450
License and Distributor Fees...................                     -       263,239            4,066,783
                                                          ------------  ------------  -------------------
    Total Operating Revenue....................               106,002       267,236            5,525,706

OPERATING COSTS
 Operating expenses............................               350,372       316,649            6,447,315
 Depreciation expenses.........................                18,770         6,214              768,595
                                                          ------------  ------------   ------------------
   TOTAL OPERATING COSTS.......................               369,142       322,863            7,215,910

NET LOSS FROM OPERATIONS.......................             (263,140)      (55,627)           (1,690,204)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts...............               294,283             -              489,283
Dividend income................................                     -             -                  417
Foreign currency translation...................               (6,459)         (811)              (7,270)
Realized loss on investment....................                     -             -          (1,162,875)
Interest income................................                     -         2,072                2,072
Loss on cancellation of leases.................                     -             -             (44,791)
Interest Expense...............................             (302,073)     (104,244)          (1,214,339)
                                                       --------------- -------------  ------------------
     Total Other Income (Expenses).............              (14,249)     (102,983)          (1,937,503)

NET LOSS BEFORE INCOME TAX BENEFIT.............             (277,389)     (158,610)          (3,627,707)

Current income taxes...........................                     -             -              (2,066)
Deferred income taxes..........................                     -             -            (269,265)
Income tax benefit.............................                     -        23,792              531,717
                                                       ---------------  ------------   -----------------
LOSS FROM CONTINUING OPERATIONS................                     -        23,792              260,386


EXTRAORDINARY LOSS FROM LEGAL JUDGEMENT........                     -             -            (381,000)

NET LOSS.......................................         $   (277,389)   $ (134,818)     $    (3,748,321)
                                                       ===============  ===========     ================

NET LOSS PER SHARE
 Basic earnings (loss) per share...............         $     (0.01)    $    (0.01)
                                                        =============   ===========
 Dilutive earnings (loss) per share............         $     (0.01)    $    (0.01)
                                                        =============   ===========

Weighted average number of common shares outstanding      22,880,973     22,783,002
                                                        =============   ===========




                     See Notes to the Consolidated Financial Statements






                           TRB SYSTEMS INTERNATIONAL INC.
                           (A Development Stage Company)
               Consolidated Statements of Changes in Stockholders' Equity




                                                                     Additional        Retained       Total
                                                Common Stock          Paid-in          Earnings    Stockholders'
                                           Shares        Amount        Capital         (Deficit)       Equity
                                      -------------- ------------  ---------------  -------------- --------------
Balance, June 30, 2005                  22,783,002    $   22,783    $  3,106,489    $  (3,452,441)  $  (323,169)

Net loss for the year ended
  June 30, 2006                                  -            -               -         (134,818)      (134,818)
                                      -------------  ------------  --------------   -------------- -------------
Balance, June 30, 2006                  22,783,002        22,783       3,106,489      (3,587,259)      (457,987)

Common stock issued
 For service at $0.04 per share
     on May 22, 2007                       130,000           130           5,070                -          5,200

Common stock issued for cash
     At $0.15 per share
     On May 22, 2007                       786,920           787         117,251                -        118,038

Net loss for the year ended
     June 30, 2007                               -             -               -         (277,389)      (277,389)
                                      ------------- -------------  --------------   --------------  -------------
Balance, Jun 30, 2007                   23,699,922   $    23,700   $   3,228,810    $  (3,864,648)  $   (612,138)
                                      ============= =============  ==============   ==============  =============



                       See Notes to the Consolidated Financial Statements









                                   TRB SYSTEMS INTERNATIONAL INC.
                                   (A Development Stage Company)
                                 Consolidated Statements of Cash Flow





                                                                      Years Ended June 30,            April 11, 1997
                                                              ------------------------------------      (Inception)
                                                                     2007             2006          through June 30, 2007
                                                              ------------------  ----------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................   $       (277,389)    $    (134,818)     $     (3,864,648)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Noncash items included in (net loss) earnings...........                   -                 -               428,576
   Depreciation and amortization expenses..................              18,770             6,214               935,999
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable...............                   -         (270,398)           (2,033,431)
  (Increase) decrease in inventories.......................             162,104         (146,736)              (73,087)
  (Increase) decrease in other current assets..............                   -            50,386                50,386
  Increase in indebtness of related party..................            (99,207)          (13,453)             (104,033)
  Increase in deposit with a supplier......................                   -                 -              (50,386)
  Increase in prepaid expenses.............................              42,755                 -                68,388
  Increase in rent & security deposit......................                   -                 -             (180,337)
  Increase in organization cost............................                   -                 -              (41,424)
  (Increase) decrease in deferred tax asset................                   -          (23,792)             (356,086)
  Increase (decrease) in accounts payable and accrued liabilities     (176,768)               336             (114,982)
  Increase (decrease) in customer advance..................              10,897           160,543               171,440
  Increase (decrease) in other payables....................           (141,958)           141,958                     -
  Increase (decrease) in obligation to distributors........                   -                 -             (125,000)
                                                              ------------------  ----------------   ------------------
       Net cash used by operating activities...............           (460,796)         (229,760)           (5,288,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment.........................            (38,725)          (44,061)           (1,000,897)
Increase in prepaid and other assets.......................                   -         (163,300)             (163,300)
Retirement of other assets.................................                   -                 -                44,791
Increase in indebtedness of related party..................                   -                 -              (61,302)
Refund of deposit..........................................                   -                 -              (22,544)
                                                               -----------------  ----------------   ------------------
      Net cash used in investing activities................            (38,725)          (207,361)          (1,203,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and accrued interest deferred............             382,392                  -            2,363,226
Increase in accrued interest on notes......................                   -            101,585              101,585
Payment of auto loans......................................                   -                  -              (5,071)
Increase in legal judgments payable........................                   -                  -              381,000
Issuance of convertible debt...............................                   -                  -              142,611
Issuance of common stock...................................             123,238                  -            3,242,271
Increase in additional paid-in capital.....................                   -                  -              652,105
(Decrease) increase in director's loans....................                   -            368,257              301,534
Director's loan -partially retired.........................                   -                  -                4,153
                                                               -----------------  -----------------  -------------------
      Net cash provided by financing activities............             505,630            469,842            6,531,309

Net increase (decrease) in cash............................               6,109             32,721               39,432

CASH, BEGINNING OF YEAR....................................              33,323                602                    -
                                                               ----------------    ----------------  -------------------
CASH, ENDING OF YEAR.......................................    $         39,432    $        33,323    $          39,432
                                                               ================    ================  ==================



SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Cash paid during year for Interest.........................     $       302,073     $      104,244
                                                               ================     ==============
Cash paid during year for taxes............................     $             -     $            -
                                                               ================     ==============




                           See Notes to the Consolidated Financial Statements.





                         TRB SYSTEMS INTERNATIONAL, INC.
                          (A Development Stage Company)
                    Notes to Consolidated Financial Statements
                                 June 30, 2007



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

a.  Liquidity

As of June 30, 2007, the Company had cash and cash equivalents totaling $39,432 as compared to $ 33,323 at June 30, 2006. As of June 30, 2007, the
Company had working capital of $(441,454) compared to a working capital of $(210,896) at June 30, 2006. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $3,748,321 from the period of April 11, 1997 (Date of Inception) through June 30, 2007, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

k.  Intangible Assets

Intangible assets subject to amortization include organization costs, loan costs, and in-force leasehold costs. Organization costs and in-force costs are being amortized using the interest method over the life of the related loan.

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

                     Future Commitments Per Agreements

                                                    1st Yr       2nd Yr       3rd Yr
  Countries       States/Counties    (Bikes)       (Bikes)       (Bikes)     Total
--------------   ---------------   -----------   -------------  ----------  ----------
Japan                                40,000        80,000       200,000      320,000
India                                50,000        90,000       200,000      340,000
Nigeria & Benin                       5,000         9,000        10,000       24,000
Tanzania                              1,000         2,000         3,000        6,000
Vietnam                              4,000          7,000        10,000       21,000
Korea                               13,000         31,000        62,000      106,000

Distributors
USA
        CA-Orange County              1,500         3,000         5,000         9,500
        CA-LA County                  3,000         5,000         7,000        15,000
        Maryland & Delaware           1,000         2,000         2,840         5,840
        New York
        Long Island/Queens            1,000         2,000         3,000         6,000
---------------------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $29,090 for the year ended June 30, 2007 as compared to $14,453 for the year ended June 30, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in securitized Financial Assets". This Statement: a) permits fair value e-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156").
An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158").
SFAS No.158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                                 2007             2006
                                            ------------------------------

 Accounts Receivable                        $  2,614,767     $   2,614,767
 Less: Allowance for Doubtful Accounts         (375,000)         (375,000)
                                            ---------------  -------------
   Net Accounts Receivable                  $  2,239,767     $   2,239,767
                                            =============    =============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                            2007             2006
                                     ---------------------------------
Office Equipment                       $    43,424       $     13,093
Tools and Machinery                         79,321             79,321
Automobile                                  50,947             50,947
Moldings                                   689,061            680,667
Booth for Show                             137,470            137,470
Informational tapes and other
   promotional materials                    50,000             50,000
                                     ----------------------------------
                                         1,050,223          1,011,498
Less: Accumulated Depreciation           (883,248)         ( 864,478)
                                     ----------------------------------
                                       $   166,975      $     147,020
                                     ===============   ===============

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2007, ABL Properties owes the Company $ 143,395.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2007, the outstanding amount due was $443,178.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2007 the accounts payable and accrued expenses were $220,119 and $396,887 as of June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, management has written off $294,283 accrued expenses originating from prior to year 2000 under the basis that no creditor has pursued collection to date and internal determination that these payable will ever be paid. Such a transaction resulted in reduction of accounts payable and recognition as income from forgiveness of debts in the statements of operations.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of June 30, 2007, the Company had notes payable in the amount of $1,631,840 and accrued interest payable of $626,329. Interest expense attributable to notes payable totaled $302,073 at June 30, 2007. Interest rate on the notes ranged from zero to 24%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of June 30, 2007 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of June 30, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys	             2007            2006
                                         --------------  ----------------
David, Kessler & Associates, LLC	        $     44,000	     $   44,000
Sawtooth Marketing Group	                     56,000         56,000
Cole, Schotz, Meiser,Forman & Leonard	       89,000	         89,000
Bernard & Koff	                          192,000         192,000
                                         ---------------  ---------------
                          Total           $    381,000      $  381,000

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2007 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $ 3,228,810.

On May 22, 2007, Company issued a total of 130,000 to separate individual and entity in exchange for professional service rendered valued at $5,200 or $0.04 per share. On the same date, additional 786,920 shares were issued in exchange for cash contribution of $118,038 valued at $0.15 per shares.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2007 and 2006 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:
                                                        2007
                                                 -----------------
Net Deferred Tax Asset                           $      1,384,384
Deferred Tax Asset Valuation Allowance                (1,161,805)
		                                   ------------------
Net Deferred Tax Asset                                    222,579
                                                -----------------
Deferred Tax Benefit                             $         23,792
                                                =================

13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at June 30 under an operating lease for office space is as follows:
                                       Lease
                                   -------------
  2008                                 16,800
  2009                                 16,800
  2010                                 16,800
  2011                                 16,800
  2012                                 16,800
                                   ------------
            Total                  $    84,000
                                  ------------

Rental expense for the year ended June 30, 2007 and 2006 are $15,578 and $34,551, respectively.

13.2   Litigation

As per the Company, as of June 30, 2007, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.


Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE


On January 16, 2007, Chang G. Park, CPA, Ph.D, the independent registered public accountants of TRB Systems International, Inc. (the "Company") resigned on the basis of declining to stand for re-election. On June 29, 2007, the board of Directors of the Company appointed Stan J. H. Lee, CPA, as its principal independent registered accountant. Chang G. Park, CPA, Ph.D has issued its auditor's report on the Company's financial statements for the year ended June 30, 2006.

Chang G. Park, CPA, Ph.D's report dated August 18, 2006 on our financial statements for the most recent fiscal year ended June 30, 2006 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that it contained a separate paragraph stating:

"The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

In connection with the audit of our financial statements for the most recent year ended June 30, 2006, there were no disagreements, resolved or not, with Chang G. Park, CPA, Ph.D. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang G. Park, CPA, Ph.D, would have caused Chang G. Park, CPA, Ph.D, to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such year. There were no reportable events as described in
Item 304(a)(1)(iv)(B) of Regulation S-B.

Prior to the date of engagement of Stan J. H. Lee, CPA,?Stan J.H. Lee, CPA audited the Company's financial statements for the year ended June 30, 2006 as an audit manager under Chang G. Park, CPA.? Prior to the date of engagement of Stan J. H. Lee, CPA, the Company has not, nor has any person on its behalf, consulted with Stan J. H. Lee, CPA, regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Stan J. H. Lee, CPA provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

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

During the fiscal year ended June 30, 2005 and through July 1, 2006 there were no disagreements with Armando C. Ibarra, CPA-APC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Armando C. Ibarra, CPA-APC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods.

On July 10, 2006, upon authorization and approval of our board of directors, we engaged the services of Chang G. Park, CPA, Ph.D. ("Park") as its independent registered public accounting firm.

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



Item 8A.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 3a-15(e) and Rule?5d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls:

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 8A(T).  CONTROLS AND PROCEDURES


Not applicable.


Item 8B.  OTHER INFORMATION


None.




                                   PART III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

       Name      Age                      Positions
--------------- -----  ------------------------------------------------------
Byung D. Yim     66    President, Chief Executive Officer,
                          Chief Financial Officer, and Director
Marn T. Seol     68    Vice Chairman of the Board of Research and Development
August Rheem     72    Vice President & Director
Joon Ki Moon     28    Secretary

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

August Rheem has been our Vice President since January 1996 and elected to new board of director on May, 2006. Mr. Rheem graduated with a BA degree in economics from Yen Se University in Seoul, Korea. Prior to his joining the Company, he had served as President of Leisure Dynamic Corp. for eight years, and President of H.J. Sports, Inc. for twelve years.

Joon Ki Moon has been served our secretary since December 15, 2006. Prior to his joining the Company from March 2002 to December 2003, he was Team Chief of General Management Department at TRB Global Corp., a bicycle manufacturer in Seoul, Korea. From January 2004 through September 2006, Mr. Moon held various part-time or internship positions at Alenax (Tianjin) Bicycle Corp., the subsidiary of the Company, most recently as Assistant to President of Alenax (Tianjin) Bicycle Corp. Mr. Moon holds a Bachelor degree in Economics from
Kang Won University in Kang Won-Do, Korea and a Bachelor degree in Chinese from Nankai University in Tianjing, China.

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

Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2007, our executive officers, directors and greater than 10% beneficial stockholders were complied with
Section 16(a) filing requirements, except that Mr. Joon Ki Moon, our secretary, failed to file Initial Statement of Beneficial Ownership of Securities on Form 3 when he was selected as secretary of the Company in December 2006.


Item 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the Named Executive Officers for our last two completed fiscal years.

                          Summary Compensation Table:

-------------------------------------------------------------------------------------------------------
                                                         Non-      Nonquali-
                                                        Equity       fied
                                                       Incentive   Deferred       All
Name and                             Stock     Option    Plan     Compensation   Other
Principal           Salary   Bonus   Awards   Awards  Compensation  Earnings   Compensation     Total
Position     Year    ($)      ($)     ($)      ($)       ($)          ($)        ($)             ($)
-------------------------------------------------------------------------------------------------------
Byung Yim    2007   50,000     -       -        -         -            -          -           50,000
CEO and      2006   50,000     -       -        -         -            -          -           50,000
President
-------------------------------------------------------------------------------------------------------

Outstanding Equity Awards

No named executive officer has received an equity award.

Employment Agreements Termination of Employment:

We have not entered into any employment agreements with our executive officers nor have we obtained any key-man life insurance.

Change-in-Control Arrangements:

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Directors' Compensation:

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

Stock Option Plan and Other Long-Term Incentive Plan:

There are no existing or proposed option/SAR grants.



Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2007, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


   Title of         Name and Address         Amount and Nature of     Percent of
    Class          of Beneficial Owner       Beneficial Ownership      Class (1)
--------------  --------------------------  ----------------------- --------------
 Common Stock        Byung D.Yim                      1,950,000         8.22%
                     1 Yong An Road
                     Tianjin, 300024, China

Common Stock         Motion Plus International (2)    5,752,998        24.27%
                     1472 Cedarwood Dr.
                     Piscataway, NJ 08854

Common Stock         Alexander B. Yim (3)             3,802,500        16.04%
                     6721 Washington Ave. Apt. 191
                     Ocean Spring, MS 39564
 ---------------------------------------------------------------------------------

(1) Based on 23,699,922 shares of common stock outstanding as of October 22, 2007.
(2) 5,752,998 shares owned by Motion Plus International Corp. and Byung Yim is president of the Company.

(3) Alexander B. Yim is the son of Byung Yim.


Security Ownership of Management

The table below set forth certain information, as of October 22, 2007, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.


  Title of         Name and Address           Amount and Nature of        Percent of
  Class           of Beneficial Owner         Beneficial Ownership         Class (1)
-------------  --------------------------    ------------------------   --------------
Common Stock        Byung Yim (2)                     1,950,000             8.22 %
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        Marn T. Seol (3)                  1,003,000             4.23 %
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        August Rheem (4)                     25,000            0.105 %
                    19591 Aspendale Sq.
                    Ashburn, Va 20147

Common Stock        Joon K. Moon                         23,950            0.101 %
                    Rome Garden D-902,
                    Tianjin (300024), China

                    Directors and Officers            3,001,950            12.67 %
                    As a group
-------------------------------------------------------------------------------------

(1) Based on 23,699,922 shares of common stock outstanding as of October 22, 2007.
(2)   Byung Yim is Chairman & CEO.
(3)   Marn T. Seol is our Vice Chairman of R&D.
(4)   August Rheem is our Vice President & Director



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

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2007, ABL Properties owes the Company $44,188.

During the year Byung Yim, our CEO and a director, made loans to us as the need for additional capital arose. As of June 30, 2007, the outstanding amount due was $443,178.


Item 13.  EXHIBITS.

Exhibit No.                       Description
--------------------------------------------------------------------
 3.1 Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

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

 21 Subsidiaries of the registrant (Incorporated by reference to Annual Report on Form 10-KSB filed on June 22, 2006, Commission File
         No. 333-7242).

 31.1    Section 302 Certification of CEO and CFO

 32.1    Section 906 Certification of CEO and CFO



Item 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q-SB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2007 and 2006 were $19,750 and $17,000, respectively.

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




                                  SIGNATURES





In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TRB SYSTEMS INTERNATIONAL INC.


By: /s/ Byung Yim
---------------------------------------------------
Byung Yim, President, Chief Executive Officer and
Chief Financial Officer

Date: October 22, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  October 22, 2007


By:/s/ Byung Yim
---------------------------------------------
Byung Yim, President, CEO, CFO and Director


Date:  October 22, 2007


By: /s/ Augustin Rheem
 -----------------------------------------
Augustin Rheem, Vice President & Director