Form 10QSB
period 2007-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2007-11-14
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________________ to ________________

               Commission File Number:              333-07242
                                      _______________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 14, 2007: 23,699,922 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]






                          TRB SYSTEMS INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of September 30, 2007 (unaudited).........    3
  Consolidated Statements of Operations for the
     Three Months ended September 30, 2007 and 2006 (unaudited)...........    4
  Consolidated Statements of Cash Flows for the
     Three Months Ended September 30, 2007 and 2006 (unaudited)...........    5
  Notes to Financial Statements...........................................    6

Item 2. Management's Discussion and Analysis or Plan of Operation.........   16

Item 3.  Control and Procedures...........................................   18


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    19
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.......    19
Item 3.  Defaults Upon Senior Securities..................................    19
Item 4.  Submission of Matters to a Vote of Security Holders..............    19
Item 5.  Other Information................................................    19
Item 6.  Exhibits and Reports on Form 8-K.................................    19








                     TRB SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          September 30, 2007


                               ASSETS

CURRENT ASSETS:
Cash...................................................      $       18,720
Accounts receivable, net of allowance for
 doubtful accounts.....................................           2,239,767
Inventories............................................              93,262
                                                              -------------
     Total Current Assets..............................           2,351,749

Indebtness of related party............................             154,101
Property and equipment, net............................             165,725

Other Assets
Prepaid and other assets...............................             135,151
Deferred tax assets....................................             222,579
                                                              -------------
                                                                    357,731

TOTAL ASSETS...........................................       $   3,029,305
                                                              =============


              LIABILITIES AND SHAREHOLDER'S CAPITAL

Current Liabilities
Accounts payable and accrued liabilities...............       $     221,564
Notes and interest payable.............................           2,333,294
Advances from customers................................             171,440
Convertible debts......................................             142,611
Corporation income taxes payable.......................                 935
                                                              -------------
    Total Current Liabilities..........................           2,869,844

Indebtedness to Related Party..........................             569,604
Legal judgments payable................................             381,000
                                                             --------------

Total Liabilities......................................           3,820,448

Shareholders' Equity
Common stock, $0.001 par value, 30,000,000 shares
  authorized, 23,699,922 shares issued and outstanding.              23,700
Additional paid-in capital.............................           3,228,810
Retained earnings (deficit)............................         (4,043,653)
                                                             --------------
      Total Shareholders' Equity.......................           (791,143)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............      $    3,029,305
                                                             ==============




 See accompanying notes to the condensed consolidated financial statements









                            TRB SYSTEMS INTERNATIONAL, INC.
                          Consolidated Statement of Operations
                For the Three Months Ended September 30, 2007 and 2006





                                                           2007                 2006
                                                     ------------------   ----------------
Revenue
 Product sales...................................     $        8,330       $       89,976
 Cost of goods sold..............................              6,414               68,305
                                                    ------------------   ----------------
Gross Profit.....................................              1,916               21,671

Operating Costs and Expenses:
 Consulting.....................................               4,161                 752
 Depreciation...................................               1,250               1,553
 Employee salaries..............................              14,846              17,381
 Marketing and advertising......................              41,084              31,326
 Meal and entertainment.........................               3,322               1,537
 Miscellaneous expenses.........................               2,060                   -
 Office expenses................................              14,254              32,612
 Professional fees..............................               5,505               8,731
 Rents..........................................               1,089               3,300
 Research and development.......................              14,442              14,668
 Travel.........................................               3,724              20,077
                                                     ----------------    ---------------
      Total operating costs and expenses.........             105,737            131,937
                                                     ---------------  -  ---------------

Operating Loss...................................           (103,821)          (110,266)

Other income (expense)
 Interest income.................................                   -                285
 Interest expenses...............................            (75,125)           (74,653)
 Foreign Currency Transaction....................                (59)              (918)
                                                      ---------------    ---------------
 Total Other Income (Expense)....................            (75,184)           (75,286)
                                                      ---------------    ---------------

Net loss before income tax benefit...............           (179,005)          (185,552)

Income tax.......................................                   -                  -

Net loss.........................................      $    (179,005)     $    (185,552)
                                                      ===============    ===============

Net loss per share:
   Basic and diluted.............................      $       (0.01)     $       (0.01)
                                                       ==============    ===============
Weighted average number of
   common share Outstanding......................          23,699,922         22,783,002
                                                       ==============    ===============



           See accompanying notes to the condensed consolidated financial statements








                                   TRB Systems International, Inc.
                                Consolidated Statements of Cash Flow
                        For the Three Months Ended September 30, 2007 and 2006


                                                                 2007                2006
                                                          ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................       $     (179,005)    $     (185,552)
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation & amortization..........................                1,250               1,553
 (Increase) decrease in accounts receivable..........             (20,641)            (34,020)
 (Increase) decrease in inventories..................             (10,706)            (36,070)
 Increase (decrease) in accounts payable and accrued liabilities     1,445                   -
 Increase (decrease) in other payable................               75,125              74,653
 Increase (decrease) in advance from customers.......                    -               1,161
                                                          -----------------  -----------------
Net cash used in operating activities................            (132,532)           (178,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment...................             (14,606)            (22,029)
Increase indebtedness of related party...............              126,426                   -
                                                         ------------------  -----------------
Net cash provided by investing activities............              111,820            (22,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable and accrued interest deferred                  -             175,550
Decrease in director's loans.........................                    -             (1,989)
                                                         ------------------  -----------------
Net cash provided by (used in) financing activities..                    -             173,561

Decrease in cash and cash equivalents................             (20,712)            (26,743)

Cash and cash equivalents, beginning.................               39,432              33,323
                                                         ------------------  -----------------
Cash and cash equivalents, ending....................       $       18,720     $         6,580
                                                         ==================  =================

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid........................................       $       75,125     $       74,653
                                                          =================  =================
Income taxes paid....................................       $            -     $           -
                                                          =================  =================



         See accompanying notes to the condensed consolidated financial statements









               TRB Systems International Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                          September 30, 2006



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

a.  Liquidity

As of September 30, 2007, the Company had cash and cash equivalents totaling $18,720 as compared to $ 39,432 at September 30, 2006. As of September 30, 2007, the Company had working capital of $(518,095) compared to a working capital of $(441,454) at September 30, 2006. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 4,043,653 from the period of April 11, 1997 (Date of Inception) through September 30, 2007, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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


                         Future Commitments Per Agreements

                                          1st Yr         2nd Yr       3rd Yr
   Countries        States/Counties      (Bikes)        (Bikes)      (Bikes)        Total
-----------------   ----------------  -------------  ------------  ------------  ------------
Japan                                    40,000         80,000       200,000        320,000
India                                    50,000         90,000       200,000        340,000
Nigeria & Benin                           5,000          9,000        10,000         24,000
Tanzania                                  1,000          2,000         3,000          6,000
Vietnam                                   4,000          7,000        10,000         21,000
Korea                                    13,000         31,000        62,000        106,000

Distributors USA

 CA-Orange County                         1,500          3,000         5,000         9,500
 CA-LA County                             3,000          5,000         7,000        15,000
 Maryland & Delaware                      1,000          2,000         2,840         5,840
 New York
 Long Island/Queens                       1,000          2,000         3,000         6,000
-------------------------------------------------------------------------------------------

p. Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $14,442 for the three-month period ended September 30, 2007 as compared to $14,668 for the same period ended September 30, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement
(new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value e-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests n securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                           09/30/2007          06/30/2007
                                         ----------------   --------------

 Accounts Receivable                     $     2,614,767     $   2,614,767
 Less: Allowance for Doubtful Accounts         (375,000)         (375,000)
                                         -----------------  --------------
   Net Accounts Receivable               $     2,239,767     $   2,239,767
                                         ================   ===============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                                         2007
                                                  ---------------
Office Equipment                                   $     43,424
Tools and Machinery                                      79,321
Automobile                                               50,947
Moldings                                                689,061
Booth for Show                                          137,470
Informational tapes and other promotional materials      50,000
                                                  --------------
                                                      1,050,223
Less: Accumulated Depreciation                        (884,498)
                                                  --------------
                                                   $    165,725
                                                  ==============

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2007, ABL Properties owes the Company $ 154,101.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2007, the outstanding amount due was $ 569,604.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2007 the accounts payable and accrued expenses were $ 221,564 and $ 220,119, as of June 30, 2007.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of September 30, 2007, the Company had notes payable in the amount of $ 1,631,840 and accrued interest payable of $701,454. Interest expense attributable to notes payable totaled $75,125 for the three-month period ended September 30, 2007. Interest rate on he notes ranged from zero to 24%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2007 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of September 30, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:


Creditors / Creditors' Attorneys	             2007         2006
                                          -----------------------------
David, Kessler & Associates, LLC	      $    44,000    $    44,000
Sawtooth Marketing Group	                 56,000         56,000
Cole, Schotz, Meiser,Forman & Leonard	     89,000         89,000
Bernard & Koff	                            192,000        192,000
                                        -------------------------------
                       Total              $   381,000    $   381,000


10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of September 30, 2007 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $ 3,228,810.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2007 and 2006 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:


                                                   2007
                                            -----------------
Net Deferred Tax Asset                        $    1,384,384
Deferred Tax Asset Valuation Allowance           (1,161,805)
		                                -----------------
Net Deferred Tax Asset                              222,579
                                            -----------------
Deferred Tax Benefit                          $      23,792


13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at September 30 under an operating lease for office space is as follows:

                              Lease
                         -------------
      2008                   16,800
      2009                   16,800
      2010                   16,800
      2011                   16,800
      2012                   16,800
                        -------------
           Total          $  84,000

Rental expense for the year ended September 30, 2007 and 2006 are $1,089 and $3,300, respectively.

13.2   Litigation

As per the Company, as of September 30, 2007, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We conduct our business through our wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT-product. For the three months ended September 30, 2007 and 2006, we had product sales of $8,330 and $89,976, respectively.

In fiscal 2006, we focused our efforts on redesigning our products, improving the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. As of September 30, 2007, this process was basically completed. In fiscal first quarter of 2007, we started to market and sales of our products. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for production and sale.

As of September 30, 2007, we have completed all phases of the product tests, and the quality of each of our products has been greatly improved. Accordingly, we gradually put more efforts on sales and marketing side. In next a few months, we intend to develop a new type of high-end bicycle with Alenax Uni-Set, especially designing for reducing weigh.

Results of Operations

For the Three Months Ended September 30, 2007 Compared to the Same Period of 2006

Revenues

For the three months ended September 30, 2007, we have product sales of $8,330, as compared to $89,976 for the same period of the last year. The decrease in sales was that we had no big orders for the three months ended September 30, 2007.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended September 30, 2007 and 2006, our cost of revenues was $6,414 and $68,305, respectively, approximately 77.0% and 75.9% of the revenues.

Operating Costs and Expenses

For the three months ended September 30, 2007, our total operating costs and expenses decreased by 19.8%, from $131,937 in 2006 to $105,737 in 2007. The decrease in operating expenses was largely due to the decrease in travel and office expenses.

Other Income and Expenses

For the three months ended September 30, 2007, our total other expenses were $75,184, of which $75,125 was interest expense. In the same period of the previous year, our total other expenses were $75,286, of which $74,653 was interest expense.

Net Loss

Net loss for the three months ended September 30, 2007 and 2006 were $179,005, or $0.01 per share, and $185,552, or $0.01 per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of September 30, 2007, the Company's cash and cash equivalents balance was $18,720.

For the three months ended September 30, 2007, net cash was used in operating activities of $132,532, largely due to our net loss of $179,005, increase in accounts receivable of $20,641 and increase in inventory of $10,706, and partially offset by increase in other payable of $75,125.

During the three-month period ended September 30, 2007, the Company's investing activities provided us net cash of $111,820, primarily due to the increase in indebtness from related party, and partially offset by purchase of property and equipment of $14,606. There was no financing activities for the three months ended September 30, 2007.

As disclosed in note 9 of our Notes to Consolidated Financial Statements, as of September 30, 2007, we had outstanding judgment in a total of $381,000 incurred in 2000-2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain. We believe that we are not in the financial position to pay these amounts within one-year period, and accordingly, we reclassified the legal judgments payable to long-term.

We incurred losses during the past years. We will continue to seek additional funding to finance our operations. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs. Our ability to secure additional funding is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-balance sheet arrangements:

As of September 30, 2007, there were no off-balance sheet arrangements.


ITEM 3.  CONTROLS AND PROCEDURES

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

31. Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

(a)  On October 5, 2007, the Company filed a Current Report on Form 8-K, under
Item 4.02, to report non-reliance on previously issued financial statements for the quarters ended December 31, 2006 and March 30, 2007.

(b)  On October 5, 2007, the Company filed a Current Report on Form 8-K, under
Item 4.01, to report changes in the Company's certifying accountants.





                                     SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRB Systems International Inc.



By: /s/ Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO

Date: November 14, 2007