Form 10KSB/A
period 2007-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2008-01-16
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                        For the Fiscal Year Ended June 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _____________

                Commission file number:                333-07242

                              TRB SYSTEMS INTERNATIONAL INC.
------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

                Delaware                           22-3522572
------------------------------------------  ----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation or organization)

    1472 Cedarwood Drive, Piscataway, New Jersey             08854
---------------------------------------------------   ------------------------
   Address of principal executive offices                   Zip Code

                     Issuer's telephone number:  (877) 852-3600
------------------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $0.001 par value
------------------------------------------------------------------------------
                                   (Title of class)

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

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|


                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends TRB Systems International, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended June 30, 2007, originally filed with the Securities and Exchange Commission (the "Commission") on October 22, 2007 (the "Original Filing").

We are filing this Amendment for the purpose of restating the financial statements for the year ended June 30, 2007 and its accompanying notes to respond the Commission's comments dated December 5, 2007. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-KSB filed on October 22, 2007 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.






                            TRB SYSTEMS INTERNATIONAL INC.

                                    FORM 10-KSB/A


                                      INDEX


                                     PART I

Item 1.   Description of Business...................................           4
Item 2.   Description of Property...................................           8
Item 3.   Legal Proceedings.........................................           9
Item 4.   Submission of Matters to a Vote of Security Holders.......           9


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities.          9
Item 6.   Management's Discussion and Analysis or Plan of Operation.          11
Item 7.   Financial Statements......................................          14
Item 8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure......................          40
Item 8A.  Controls and Procedures...................................          42
Item 8A(T).  Controls and Procedures................................          43
Item 8B.  Other Information.........................................          43


                                    PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons
           and Corporate Governance; Compliance with Section 16(a) of
           the Exchange Act.........................................          43
Item 10.  Executive Compensation....................................          45
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...............          46
Item 12   Certain Relationships and Related Transactions; and
            Director Independence...................................          47
Item 13.  Exhibits..................................................          48
Item 14   Principal Accountant Fees and Services....................          49

Signatures..........................................................          50






                                         PART I


Item 1. DESCRIPTION OF BUSINESS


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

Most conventional bicycles are not structurally or functionally designed specifically for use of rehabilitation. Our technology may fill this huge untapped market, especially in the "middle-aged" population. The NMT configuration in NMT's bicycle allows the rehabilitating person who uses NMT's bicycle in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).

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

Currently we are manufacturing our proprietary parts of hub with Kun Teng Industries Ltd. in China and Taiwan who is one of the top hub maker in the world, other Alenax proprietary parts with the Ching Haur Ind.Co., Ltd who is one the largest axles and other bike parts maker in the world, medium and high end bicycles of 6-Way pedaling motion with Tianjin Fushida Bicycle Co., Ltd. who is the largest bike manufacturer in China and in the world, the 1-Way & 2-Way bikes with Pretty Wheel Ind. Co., Ltd., in China and Taiwan, and exercise bikes with Joong Chunn Ind. Co., Ltd who is one of the top leading sports and healthcare equipment manufacturer in Taiwan and the Weck Ind. Co., Ltd., in TaiChang, China.


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

Since February 26, 2007, our common stock has been re-quoted on the OTC Bulletin Board under the symbol "RBX.OB." Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company's common stock.


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


Purchases of Equity Securities by the Company and Affiliated Purchasers
-----------------------------------------------------------------------

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


Results of Operations
---------------------

For the Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006
-------------------------------------------------------------------------

Revenues
--------

For the year ended June 30, 2007, we have product sales of $317,612, as compared to $7,093 for the year ended June 30, 2006.


Cost of Revenues
----------------

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended June 30, 2007 and 2006, our cost of revenues was $211,160 and $3,096 respectively, approximately 66.6% and 43.6% of the revenues. As compared to 2006, the increase in cost of revenue was primarily due to the increase of sales.


Operating Costs and Expenses
----------------------------

For the year ended June 30, 2007, our total operating costs and expenses increased by 76.3%, from $322,863 in fiscal 2006 to $569,142 in fiscal 2007. The increase in operating expenses was largely due to adjustment of patent expenses of $200,000 in previous years and the increase in business activities and increase in sales. During the period, the depreciation expense was increased by 202% from $6,214 in 2006 to $18,770 in 2007 because of increased property and equipment.


Other Income and Expenses
-------------------------

For the year ended June 30, 2007, our total other expenses were $14,249, of which $302,073 was interest expense, and partially offset by income from forgiveness of debts in an amount of $294,283. In fiscal 2006, our total other expenses were $102,983, of which $104,244 was interest expense, and partially offset by $2,072 of interest income.


Net Loss
--------

Net loss for the years ended June 30, 2007 and 2006 were $477,389, or $0.02 per share, and $134,818, or $0.01 per share, respectively.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of June 30, 2007, the Company's cash and cash equivalents balance was $39,432.

For the year ended June 30, 2007, net cash was used in operating activities of $79,796, largely due to our net loss of $477,389, decrease in accounts payable of $176,768, and decrease in other payable of $141,958, and partially offset by reclassification of legal judgments payable from non-current liabilities in an amount of $381,000, decrease in inventory of $162,104, and increase in indebtness of related party of $100,793.

During 2007, net cash used in the Company's investing activities were $419,725,725, of which $381,000 was due to the reclassification of legal judgments payable to current liabilities, and $38,725 was used in investing activities to purchase property and equipment. During the same period, the Company's financing activities provided net cash of $505,630, of which $382,392 were from issuance of notes and accrued interest deferred, and $123,238 were from issuance of common stock in a private placement.

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


Critical Accounting Policies
-----------------------------

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



Item 7.  FINANCIAL STATEMENTS




                                Stan J.H. Lee, CPA
                          794 Broadway, Chula Vista, CA 91910
               619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com



                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
TRB Systems International, Inc

We have audited the accompanying consolidated balance sheets of TRB Systems International, Inc. as of June 30, 2007(restated) and the related statements of operations (restated), changes in stockholders' equity ( restated) and cash flows ( restated) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TRB Systems International, Inc. as of June 30, 2006, were audited by other auditors whose report dated August 18, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

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

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3-b, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stan J. H. Lee, CPA
------------------------
Stan J.H. Lee, CPA
January 10, 2008








                           Chang G. Park, CPA, Ph. D.
                 371 E. STREET, CHULA VISTA, CALIFORNIA 91910-2615 TELEPHONE (858)722-5953, FAX (858) 408-2695, FAX (619) 422-1465
                           E-MAIL changgpark@gmail.com



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc., as of June 30, 2006, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park, CPA
----------------------
Chang G. Park, CPA

August 18, 2006
Chula Vista, CA 91910







                                 TRB SYSTEMS INTERNATIONAL INC.
                                Statements of Financial Position
                                           (Restated)

                                             ASSETS


                                                                     As of              As of
                                                                 June 30, 2007       June 30, 2007        As of
                                                                   (Restated)     (Previously Filed)   June 30, 2006
                                                                ---------------   ------------------  ---------------
Current Assets
Cash.................................................           $       39,432    $         39,432     $      33,323
Accounts receivable, net of allowance for doubtful accounts          2,239,767           2,239,767         2,239,767
Inventories..........................................                   72,621              72,621           234,725
                                                               ---------------    ----------------   ---------------
   Total Current Assets..............................                2,351,820           2,351,820         2,507,815

Indebtedness of related party........................                        -             143,395            44,188
Property and Equipment, Net..........................                  166,975             166,975           147,020

Other Assets
Prepaid and other assets.............................                  120,545             120,545           163,300
Deferred tax asset...................................                  222,579             222,579           222,579
                                                               ---------------    ----------------   ---------------
   Total Other Assets................................                  343,124             343,124           385,879
                                                               ---------------    ----------------   ---------------

Total Assets.........................................           $    2,861,919     $     3,005,314    $    3,084,902
                                                               ===============    ================   ===============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts payable and accrued liabilities.............           $     220,119      $      220,119      $    396,887
Notes and interest payable...........................               2,258,169           2,258,169         1,875,777
Advances from customers..............................                 171,440             171,440           160,543
Convertible debt.....................................                 142,611             142,611           142,611
Other payable........................................                       -                   -           141,958
Legal judgments payable..............................                 381,000                   -                 -
Corporation income taxes payable.....................                     935                 935               935
                                                                --------------     ---------------   ---------------
   Total Current Liabilities.........................               3,174,274           2,793,274         2,718,711

Indebtedness to related party........................                 499,783             443,178           443,178
Legal judgments payable..............................                       -             381,000           381,000

   Total Liabilities.................................               3,674,057           3,617,452         3,542,889
                                                               ---------------     ---------------  ----------------
Stockholders' Equity (Deficit)
 Common stock, $0.001 par value, 30,000,000 shares authorized;
  23,699,922 shares issued and outstanding as of June 30, 2007 and
  22,783,002 as of June 30, 2006....................                   23,700              23,700            22,783
Additional paid-in capital..........................                3,228,810           3,228,810         3,106,489
Retained earning (deficit)..........................              (4,064,648)         (3,864,648)        (3,587,259)
                                                               ---------------    ----------------  ----------------
Total Stockholders' Equity (Deficit)................                (812,138)           (612,138)          (457,987)
                                                               ---------------    ----------------  ----------------
Total Liabilities and Stockholders Equity (Deficit).            $   2,861,919      $    3,005,314     $    3,084,902
                                                               ===============    ================  ================



                                      See Notes to the Financial Statements.




                                TRB SYSTEMS INTERNATIONAL INC.
                                   Statements of Operations
                                          (Restated)


CAPTION>


                                                        Year Ended         Year Ended
                                                      June 30, 2007       June 30, 2007
                                                     ----------------  -------------------       Year-Ended
                                                       (Restated)       (Previously Filed)      June 30, 2006
                                                     ----------------  -------------------   ------------------
REVENUES
Sales..........................................       $      317,162    $        317,162        $        7,093
                                                     ---------------   ------------------    ------------------
Total revenues.................................              317,162             317,162                 7,093

Cost of Revenues...............................              211,160             211,160                 3,096
                                                     ---------------   ------------------    ------------------
Gross Profit...................................              106,002             106,002                 3,997

License and distributor fees...................                    -                   -               263,239
                                                     ---------------   ------------------    ------------------

Total Operating Revenue........................              106,002             106,002               267,236

OPERATING COSTS
Operating expenses.............................              550,372             350,372               316,649
Depreciation expenses..........................               18,770              18,770                 6,214
                                                     ---------------   ------------------     -----------------
Total Operating Costs..........................              569,142             369,142               322,863

OPERATING INCOME (LOSS)........................            (463,140)           (263,140)              (55,627)
                                                     ---------------   ------------------     -----------------
OTHER INCOME (EXPENSE)
Income from forgiveness of debts...............              294,283             294,283                     -
Foreign currency translation...................              (6,459)             (6,459)                 (811)
Interest income................................                    -                   -                 2,072
Interest Expense...............................            (302,073)           (302,073)             (104,244)
                                                     ---------------   ------------------    -----------------
Total Other Income (Expenses)..................             (14,249)            (14,249)             (102,983)

NET LOSS BEFORE INCOME TAX AND BENEFIT.........            (477,389)           (277,389)             (158,610)

Income tax benefit.............................                    -                   -                23,792
                                                     ---------------   ------------------   ------------------

NET INCOME (LOSS)..............................      $     (477,389)    $      (277,389)     $       (134,818)
                                                     ===============   ==================   ===================


BASIC EARNINGS (LOSS) PER SHARE................      $        (0.02)    $         (0.01)     $          (0.01)
                                                     ===============   =================    ==================
DILUTIVE EARNINGS (LOSS) PER SHARE.............      $        (0.02)    $         (0.01)     $          (0.01)
                                                     ===============   =================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      22,880,973          22,880,973            22,783,002
                                                     ===============   =================    ==================





                                         See Notes to the Financial Statements.







                                  TRB SYSTEMS INTERNATIONAL INC.
                         Statements of Stockholders' Equity (Deficit) (Restated)




                                                                        Additional          Retained          Total
                                       Common            Common           Paid-in           Earnings      Stockholders'
                                       Shares            Stock            Capital           (Deficit)         Equity
                               ------------------  -----------------  ------------------ --------------  ---------------
Balance, June 30, 2005            22,783,002        $     22,783      $     3,106,489     $ (3,452,441)   $    (323,169)

Net loss for the year ended
  June 30, 2006                            -                   -                    -         (134,818)        (134,818)
                               ------------------  -----------------  -----------------  --------------   --------------
Balance, June 30, 2006            22,783,002        $     22,783       $    3,106,489     $ (3,587,259)    $   (457,987)

Common stock issued
 For service at $0.04 per share
 on May 22, 2007                     130,000                 130                5,070                 -           5,200

Common stock issued for cash
 At $0.15 per share
 On May 22, 2007                     786,920                 787              117,251                 -         118,038

Net loss for the year ended
     June 30, 2007                         -                   -                    -         (477,389)       (477,389)
                               ----------------   ----------------  ------------------  ----------------  --------------
Balance, Jun 30, 2007             23,699,922       $     23,700       $     3,228,810   $   (4,064,648)    $  (812,138)
                               ================   ================  ==================  =================  ==============



                                                  See Notes to the Financial Statements







                                       TRB SYSTEMS INTERNATIONAL INC.
                                          Statements of Cash Flows
                                               (Restated)



                                                            Year Ended           Year Ended
                                                           June 30, 2007         June 30, 2007
                                                        -------------------   ------------------    Year Ended
                                                             (Restated)       (Previously Filed)    June 30, 2006
                                                        -------------------  -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................       $      (477,389)      $     (277,389)     $    (134,818)
Adjustments to reconcile net loss to net cash
 Provided (used in) operating activities:
  Depreciation and amortization expenses...........                 18,770               18,770              6,214
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable.......                      -                    -          (270,398)
  (Increase) decrease in inventories...............                162,104              162,104          (146,736)
  (Increase) decrease in other current assets......                      -                    -             50,386
  Increase in indebtness of related party..........                100,793             (99,207)           (13,453)
  Increase in prepaid expenses.....................                 42,755               42,755                  -
  (Increase) decrease in deferred tax asset........                      -                    -           (23,792)
  Increase (decrease) in accounts payable and accrued liabilities (176,768)           (176,768)                336
  Increase (decrease) in customer advance..........                 10,897               10,897            160,543
  Increase (decrease) in other payable.............               (141,958)           (141,958)            141,958
  Reclassification of legal judgments payable
   from non-current liabilities....................                 381,000                   -                  -
                                                        -------------------  ------------------   ----------------
      Net cash used by operating activities........                (79,796)           (460,796)          (229,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment.................                (38,725)            (38,725)           (44,061)
Increase in prepaid and other assets...............                       -                   -          (163,300)
Reclassification of legal judgments payable
 to current liabilities............................               (381,000)                   -                  -
                                                        -------------------   ------------------  ----------------
      Net cash used in investing activities........               (419,725)             (38,725)         (207,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and accrued interest deferred....                 382,392              382,392                 -
Increase in accrued interest on notes..............                       -                    -           101,585
Issuance of common stock...........................                 123,238              123,238                 -
 (Decrease) increase in director's loans...........                       -                    -           368,257
                                                        -------------------   ------------------  ----------------
      Net cash provided by financing activities....                 505,630              505,630           469,842

Net increase (decrease) in cash....................                   6,109                6,109            32,721

CASH, BEGINNING OF YEAR............................                  33,323               33,323               602
                                                        -------------------    -----------------  ----------------
CASH, ENDING OF YEAR...............................        $         39,432      $        39,432    $       33,323
                                                        ===================    =================  ================

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during year for Interest.................        $        302,073      $       302,073    $      104,244
                                                        ===================    =================  ================
Cash paid during year for taxes....................        $              -      $             -    $            -
                                                        ===================    =================  ================




                                    See Notes to the Financial Statements.





                             TRB SYSTEMS INTERNATIONAL, INC.
                              Notes to Financial Statements
                                June 30, 2007 (Restated)


1. 2007 RESTATEMENT

On January 10, 2008, we amended TRB Systems International Inc.'s Annual Report in Form10-KSB for the year ended June 30, 2007, to amend and restate financial statements for the year 2007 with respect to the correction of errors in previously-issued financial statements.

The first errors were restoring of $200,000 liability under the patent payment to a related party previously not recognized and charging as expense in the statement of operation.

The second errors were reclassification of legal judgments payable from non-current to current liabilities since the judgments have been rendered.

Effects of the restatements by line item follows:

         Statement of Financial Position
         Statement of Operations
         Statement of Stockholders' Equity
         Statement of Cash Flows




                              TRB SYSTEMS INTERNATIONAL INC.
                        Statements of Financial Position (Restated)



                                         ASSETS

                                                         As of                   As of
                                                       June 30, 2007          June 30, 2007
                                                  ---------------------  ----------------------
                                                       (Restated)          (Previously Filed)
CURRENT ASSETS
Indebtedness of related party                       $              -      $           143,395
                                                  -------------------     --------------------
TOTAL ASSETS                                        $      2,861,919      $         3,005,314
                                                  ===================     ===================


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Legal judgments payable                             $        381,000       $                 -
                                                  ------------------       -------------------
       Total Current Liabilities                           3,174,274                 2,793,274

Indebtness to related party                                  499,783                   443,178
Legal judgments payable                                            -                   381,000
                                                   -----------------       -------------------

       TOTAL LIABILITIES                                   3,674,057                 3,617,452

STOCKHOLDERS' EQUITY (DEFICIT)
Retained earnings (deficit)                              (4,064,648)               (3,864,648)
                                                   -----------------      --------------------
       Total Stockholders' Equity (Deficit)                (812,138)                 (612,138)
                                                   -----------------      --------------------
Total Liabilities and Stockholders'Equity (Deficit) $      2,861,919       $         3,005,314
                                                   =================      ====================






                                    TRB SYSTEMS INTERNATIONAL INC.
                                 Statements of Operations (Restated)



                                                        Year Ended              Year Ended
                                                       June 30, 2007           June 30, 2007
                                                   ---------------------  ---------------------
                                                         (Restated)         (Previously Filed)
OPERATING COSTS
Operating expenses                                  $         550,372       $          350,372
                                                   ------------------     ---------------------
Total Operating Costs                                         569,142                  369,142
                                                   ------------------     ---------------------

OPERATING INCOME (LOSS)                                     (463,140)                (263,140)

NET LOSS BEFORE INCOME TAX AND BENEFIT                      (477,389)                (277,389)
                                                   ------------------     --------------------
NET INCOME (LOSS)                                    $      (477,389)        $       (277,389)
                                                   ==================     ====================

BASIC EARNINGS (LOSS) PER SHARE                      $         (0.02)        $         (0.01)
                                                   ==================     ====================
DILUTIVE EARNINGS (LOSS) PER SHARE                   $         (0.02)        $         (0.02)
                                                   ==================     ====================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                              22,880,973                22,880,973
                                                   ==================     ====================











                          TRB SYSTEMS INTERNATIONAL INC.
                   Statements of Stockholders' Equity (Deficit) (Restated)



                                                                             Year Ended          Year Ended
                                                                            June 30, 2007       June 30, 2007
                                                                        -------------------   -------------------
                                                                             (Restated)        (Previously Filed)
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $0.001 par value, 30,000,000 shares authorized;
  23,699,922 shares issued and outstanding as of June 30, 2007
   and 22,783,002 as of June 30, 2006                                    $          23,700      $         23,700
Additional paid-in capital                                                       3,228,810             3,228,810
Retained earning (deficit)                                                     (4,064,648)           (3,864,648)
                                                                        -------------------   -------------------
Total Stockholders' Equity (Deficit)                                     $       (812,138)       $     (612,138)
                                                                        ===================   ===================






                                    TRB SYSTEMS INTERNATIONAL INC.
                                   Statements of Cash Flows (Restated)





                                                                           Year Ended         Year Ended
                                                                          June 30, 2007      June 30, 2007
                                                                      --------------------  -------------------
                                                                           (Restated        (Previously Filed)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $      (477,389)      $       (277,389)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Increase in indebtness of related party                                      100,793               (99,207)
   Reclassification of legal judgments payable from non-current liabilities     381,000                      -
                                                                       ----------------     ------------------
      Net cash used in operating activities                                    (79,796)              (460,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reclassification of legal judgments payable to current liabilities            (381,000)                      -
                                                                       ----------------      -----------------
          Net cash used in investing activities                               (419,725)               (38,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                       ----------------      -----------------

Net increase (decrease) in cash                                                   6,109                  6,109

Cash at beginning of year                                                        33,323                  33,323
                                                                       ----------------      ------------------
Cash at end of year                                                      $       39,432        $         39,432
                                                                       ================      ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during year for Interest                                       $      302,073        $        302,073
                                                                       ================      ===================
Cash paid during year for taxes                                          $            -        $              -
                                                                       ================      ===================



2.  ORGANIZATION AND NATURE OF BUSINESS

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 a.  Liquidity

As of June 30, 2007, the Company had cash and cash equivalents totaling $39,432 as compared to $ 33,323 at June 30, 2006. As of June 30, 2007, the Company had working capital of $ (822,454) compared to a working capital of $ (210,896) at June 30, 2006. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

The Company believes its available cash, cash equivalents, in combination with additional license and distributor payments and loans from related party(ies) will be sufficient to meet its anticipated capital requirements which consist mainly on-going working capital needs. Prior to the commercialization of its products, substantial capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities.

The Company believes there may be a number of alternatives available to meet the continuing capital requirements such as public and private financings. Further, the Company placed the first order of its products and believes that will generate new license and distributor agreements. There can be no assurance that any of these findings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

 b. Going Concern

The Company incurred accumulated net losses of $ 4,064,648 from the period of April 11, 1997 (Date of Inception) through June 30, 2007, has recently commenced operations of active sales and it is not profitable yet raising substantial doubt about the Company's ability to continue as a going concern.

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

 k.  Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition in Financial Statements".

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

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

                    Future Commitments Per Agreements

                                       1st Yr        2nd Yr        3rd Yr
  Countries       States/Counties     (Bikes)       (Bikes)        (Bikes)       Total
--------------   ---------------    -----------   --------------  ----------   ----------
Japan                                 40,000         80,000        200,000       320,000
India                                 50,000         90,000        200,000       340,000
Nigeria & Benin                        5,000          9,000         10,000        24,000
Tanzania                               1,000          2,000         3,000          6,000
Vietnam                                4,000          7,000        10,000         21,000
Korea                                 13,000         31,000        62,000        106,000

Distributors
USA

      CA-Orange County                 1,500          3,000         5,000          9,500
      CA-LA County                     3,000          5,000         7,000         15,000
      Maryland & Delaware              1,000          2,000         2,840          5,840
      New York
      Long Island/Queens               1,000          2,000         3,000          6,000
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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement
(new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in securitized Financial Assets". This Statement: a) permits fair value e-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests n securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

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

4.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                              2007              2006
                                         --------------   ----------------

Accounts Receivable                     $    2,614,767       $   2,614,767
Less: Allowance for Doubtful Accounts        (375,000)           (375,000)
                                        ---------------   ----------------
   Net Accounts Receivable              $    2,239,767       $   2,239,767
                                        ===============   =================

5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                               2007               2006
                                        ------------------   --------------
   Office Equipment                       $     43,424        $     13,093
   Tools and Machinery                          79,321              79,321
   Automobile                                   50,947              50,947
   Moldings                                    689,061             680,667
   Booth for Show                              137,470             137,470
   Informational tapes and other
     promotional materials                      50,000              50,000
                                         ------------------   -------------
                                             1,050,223           1,011,498
Less: Accumulated Depreciation               (883,248)           ( 864,478)
                                         ------------------    ------------
                                           $    166,975        $    147,020
                                         ==================    ============

6.  RELATED PARTY TRANSACTIONS

ABL Properties, wholly owned by Byung Yim, President, CEO of TRB Systems International, Inc., and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company initially agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs. However, during the year ended June 30, 2007, considered to be first year of active sales, Company became liable for $ 200,000 patent payment and the same amount was offset to indebtness to related parties.

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2007, ABL Properties owes the Company $ 143,395 and $ 200,000 is owed to ABL Properties.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2007, the outstanding amount due was $ 443,178.

The net payable to ABK Properties and Byung Yim is $ 499,783 as of June 30,
2007.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2007 the accounts payable and accrued expenses were $ 220,119 and $ 396,887 as of June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, management as written off $294,283 accrued expenses originating from prior to year 2000 under the basis that no creditor has pursued collection to date and internal determination that these payable will ever be paid. Such a transaction resulted in reduction of accounts payable and recognition as income from forgiveness of debts in the statements of operations.

8.  ADVANCE FROM A CUSTOMER

The company received advance from a customer in anticipation of future shipment. The terms depend case by case in that it may be refundable or forfeited as stipulated by related provision in the sales contracts.

$171,440 denoted in the June 30, 2007 financial statement as advance from a customer is refundable case if the shipment doesn't occur within the specified time. Advance becomes earned revenue when the goods are shipped and invoiced.

9.   NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of June 30, 2007, the Company had notes payable in the amount of $ 1,631,840 and accrued interest payable of $626,329. Interest expense attributable to notes payable totaled $302,073 at June 30, 2007. Interest rate on the notes ranged from zero to 24%.

As of June 30, 2007:

                    Notes Payable                  Rate-Simple    Interest
 Note Holder          Balance      Maturity Date    Interest       Amount
--------------   --------------   -------------   ------------   ---------
In W.Whang         $  100,000       06/30/2009         15%       $ 15,000
Byung K.Cho            30,215       06/30/2009         15%          4,532
Janak Shah            120,000       09/05/2010         10%         12,000
Xiao Wei Lu            45,000       12/30/2010         10%          4,500
Ok Yeo Chong          127,887       12/31/2010         10%         12,789
Joon Ki Moon          100,000       06/30/2009         18%         18,000
Young Sik Kwon        695,652       12/31/2010         13%         90,435
Seok Nyu Lee           12,931       10/10/2009          8%          1,003
Kil Ja Bark            99,138        11/2/2009         12%         11,897
Hwa Suk Kim            12,931       11/26/2009         24%          3,103
Byung Yim              41,530       06/30/2010          0%              0
Ok Yeo Chong          246,556       12/31/2010         10%         24,656
---------------------------------------------------------------------------
                 $  1,631,840                                   $  197,915

10.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611 which carry annual interest rate equivalent to U.S. bank's prime rate.

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

11.  PENDING SUITS AND JUDGMENT

As of June 30, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period.

The outstanding judgments consist of:


Creditors/Creditors' Attorneys	           2007             2006
                                        ----------------   --------------
David, Kessler & Associates, LLC         $       44,000     $    44,000
Sawtooth Marketing Group                         56,000          56,000
Cole, Schotz, Meiser,Forman & Leonard            89,000          89,000
Bernard & Koff                                  192,000         192,000
                                        ----------------  ---------------
                   Total                 $      381,000     $   381,000


12.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2007 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $ 3,228,810.

On May 22, 2007, Company issued a total of 130,000 to separate individual and entity in exchange for professional service rendered valued at $5,200 or $.04 per share. On the same date, additional 786,920 shares were issued in exchange for cash contribution of $ 118,038 valued at $0.15 per shares.

13.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2007 and 2006 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

14.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                2007
                                          ---------------
Net Deferred Tax Asset                     $    1,384,384
Deferred Tax Asset Valuation Allowance        (1,161,805)
                                          ----------------
Net Deferred Tax Asset                            222,579
                                          ----------------
Deferred Tax Benefit                       $       23,792
                                          ----------------

15.  COMMITMENTS AND CONTINGENCIES

15.1  Lease Commitments

The Company's future annual commitments at June 30 under an operating lease for office space are as follows:

                         Lease
                    -------------

      2008             16,800
      2009             16,800
      2010             16,800
      2011             16,800
      2012             16,800
                   -------------
       Total      $    84,000


Rental expense for the year ended June 30, 2007 and 2006 are $15,578 and $34,551, respectively.

15.2   Litigation

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



Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE


On July 27, 2007, the board of directors of the Company approved the dismissal of Chang G. Park, CPA, Ph.D, our independent accountants and the appointment of Stan J. H. Lee, CPA, certified public accountants, as our principal independent accountant. Chang G. Park, CPA, PH.D has issued its auditor's report on the Company's financial statements for the year ended June 30, 2006, as well as having reviewed our interim financial statements.

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

In connection with the audit of our financial statements for the most recent year ended June 30, 2006 and in the subsequent interim periods through the date of dismissal, there were no disagreements, resolved or not, with Chang G. Park, CPA, PH.D. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang G. Park, CPA, PH.D, would have caused Chang G. Park, CPA, PH.D to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such year.

During the year ended June 30, 2006, and in the subsequent interim periods through the date of dismissal, there were no reportable events as described in
Item 304(a)(1)(iv)(B) of Regulation S-B.

We provided Chang G. Park, CPA, PH.D with a copy of this Current Report on Form 8-K prior to our filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Chang G. Park, CPA, PH.D is filed as Exhibit 16.1 to this Current Report on Form 8-K.

During the year ended June 30, 2006, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Stan J. H. Lee, CPA, regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Stan J. H. Lee, CPA provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

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

No consultations occurred between the Company and Park during the year ended June 30, 2005 and through July 10, 2006 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)
(iv) of Regulation S-B.


Item 8A    CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 132a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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


Involvement on Certain Material Legal Proceedings
-------------------------------------------------

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

Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2007, our executive officers, directors and greater than 10% beneficial stockholders were complied with
Section 16(a) filing requirements, except that Mr. Joon Ki Moon, our secretary, failed to file "Initial Statement of Beneficial Ownership of Securities" on Form 3 when he was selected as secretary of the Company in December 2006.


Item 10.    EXECUTIVE COMPENSATION


The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

Summary Compensation Table
--------------------------


-----------------------------------------------------------------------------------------------------------
                                                           Non-        Nonquali-
                                                          Equity         fied
                                                         Incentive     Deferred       All
Name and                               Stock    Option     Plan       Compensation   Other
Principal             Salary   Bonus   Awards   Awards  Compensation   Earnings     Compensation    Total
Position       Year    ($)      ($)     ($)       ($)      ($)           ($)             ($)        ($)
-----------------------------------------------------------------------------------------------------------
Byung Yim      2007   50,000     -      -         -          -            -             -          50,000
CEO and        2006   50,000     -      -         -          -            -             -          50,000
President
-----------------------------------------------------------------------------------------------------------


Outstanding Equity Awards
--------------------------

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


  Title of           Name and Address             Amount and Nature of       Percent of
  Class             of Beneficial Owner            Beneficial Ownership        Class (1)
-------------  ------------------------------   ------------------------  ----------------
Common Stock    Byung D.Yim                            1,950,000               8.22%
                1 Yong An Road
                Tianjin, 300024, China

Common Stock    Motion Plus International (2)          5,752,998               24.27%
                1472 Cedarwood Dr.
                Piscataway, NJ 08854

Common Stock    Alexander B. Yim (3)                    3,802,500              16.04%
                6721 Washington Ave. Apt. 191
                Ocean Spring, MS 39564
 -----------------------------------------------------------------------------------------

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


  Title of            Name and Address           Amount and Nature of   Percent of
   Class            of Beneficial Owner        Beneficial Ownership      Class (1)
-----------------  -----------------------   ------------------------  --------------
Common Stock        Byung Yim (2)                    1,950,000             8.22 %
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        Marn T. Seol (3)                 1,003,000             4.23 %
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        August Rheem (4)                    25,000             0.105 %
                    19591 Aspendale Sq.
                    Ashburn, Va 20147

Common Stock        Joon K. Moon                        23,950             0.101 %
                    Rome Garden D-902,
                    Tianjin (300024), China
                Directors and Officers               3,001,950             12.67 %
                                 As a group
-----------------------------------------------------------------------------------

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



Item 13. EXHIBITS


Exhibit No.                       Description
------------------------------------------------------------- -----------------
  3.1 Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

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


TRB SYSTEMS INTERNATIONAL INC.


By: /s/ Byung Yim
-------------------------------------------------
Byung Yim, President, Chief Executive Officer and
Chief Financial Officer

Date:   January 15, 2008



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: /s/ Byung Yim
------------------------------------------
Byung Yim, President, CEO, CFO and Director

Date:   January 15, 2008



By: /s/ Augustin Rheem
--------------------------------------------
Augustin Rheem, Vice President and Director


Date:  January 15, 2008