Form 10QSB/A
period 2007-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2008-01-16
CIK 1042610

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                    FORM 10-QSB/A
                                    Amendment No. 1


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ___________________

          Commission File Number:              333-07242
                                 _____________________________________________

                            TRB SYSTEMS INTERNATIONAL INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                     22-3522572
----------------------------------------  -----------------------------------
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

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]



                                    EXPLANATORY NOTE


This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends TRB Systems International, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (the "Commission") on November 14, 2007 (the "Original Filing").

We are filing this Amendment for the purpose of restating the financial statements for the quarter ended September 30, 2007 and its accompanying notes to respond the Commission's comments dated December 5, 2007. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-QSB filed on November 14, 2007 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.





                            TRB SYSTEMS INTERNATIONAL INC.

                                    FORM 10-QSB

                                        INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Balance Sheet as of September 30, 2007
   (unaudited and restated).........................................          4
 Consolidated Statements of Operations for the
   Three Months ended September 30, 2007 and 2006 (unaudited).......          6
 Consolidated Statements of Cash Flows for the
   Three Months Ended September 30, 2007 and 2006 (unaudited).......          7
 Notes to Financial Statements......................................          8

Item 2. Management's Discussion and Analysis or Plan of Operation...         20

Item 3.  Control and Procedures.....................................          22


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................          23
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.          23
Item 3.  Defaults Upon Senior Securities............................          23
Item 4.  Submission of Matters to a Vote of Security Holders........          23
Item 5.  Other Information..........................................          23
Item 6.  Exhibits and Reports on Form 8-K...........................          24







                          TRB SYSTEMS INTERNATIONAL INC.
                         Statements of Financial Position
                                    (Restated)




                                           ASSETS

                                                                    As of               As of
                                                             September 30, 2007     September 30, 2007      As of
                                                                  (Restated)        Previously Filed)    June 30, 2007
                                                            --------------------   -------------------- ---------------
Current Assets
Cash...................................................       $          18,720     $         18,720     $      39,432
Accounts receivable, net of allowance for doubtful accounts           2,239,767            2,239,767         2,239,767
Inventories............................................                  93,262               93,262            72,621
                                                            -------------------    -------------------  ---------------
     Total Current Assets..............................               2,351,749            2,351,749         2,351,820

Indebtedness of related party..........................                       -              154,101           143,395
Property and Equipment, Net............................                 165,725              165,725           166,975

Other Assets
Prepaid and other assets...............................                 135,151              135,151           120,545
Deferred tax asset.....................................                 222,579              222,579           222,579
                                                            -------------------    ------------------- ----------------
     Total Other Assets................................                 357,730              357,730           343,124
                                                            -------------------    ------------------- ----------------
Total Assets...........................................       $       2,875,204      $     3,029,305     $   3,005,314
                                                            ===================    ===================  ===============


                                       LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)


Current Liabilities
Accounts payable and accrued liabilities...............       $         221,564      $      221,564      $    220,119
Notes and interest payable.............................               2,333,294           2,333,294         2,258,169
Advances from customers................................                 171,440             171,440           171,440
Convertible debt.......................................                 142,611             142,611           142,611
Legal judgments payable................................                 381,000                   -                 -
Corporation income taxes payable.......................                     935                 935               935
                                                              ------------------    ----------------   ---------------
    Total Current Liabilities..........................               3,250,844           2,869,844         2,793,274

Indebtedness to related party..........................                 615,503             569,604           443,178
Legal judgments payable................................                       -             381,000           381,000

    Total Liabilities..................................               3,866,347           3,820,448         3,617,452
                                                              -----------------    -----------------   ---------------
Stockholders' Equity (Deficit)
 Common stock, $0.001 par value, 30,000,000 shares authorized;
  23,699,922 shares issued and outstanding as of September 30, 2007,
   and 23,699,922 shares as of June 30, 2007............                 23,700              23,700           23,700
Additional paid-in capital..............................              3,228,810           3,228,810        3,228,810
Retained earning (deficit)..............................            (4,243,653)         (4,043,653)      (3,864,648)
                                                              ------------------   -----------------  ---------------
Total Stockholders' Equity (Deficit)....................              (991,143)           (791,143)        (612,138)
                                                              ------------------   -----------------  ---------------
Total Liabilities and Stockholders Equity (Deficit).....       $      2,875,204     $     3,029,305    $   3,005,314
                                                              ==================   =================  ===============




                                              See Notes to the Financial Statements.






                                      TRB SYSTEMS INTERNATIONAL, INC.
                                          Statement of Operations
                             For the Three Months Ended September 30, 2007 and 2006



                                                    2007               2006
                                               ----------------   --------------
Revenue
Product sales...........................       $       8,330       $      89,976
Cost of goods sold......................               6,414              68,305
                                              ---------------     ---------------
Gross Profit............................               1,916              21,671

Operating Costs and Expenses:
 Consulting.............................               4,161                 752
 Depreciation...........................               1,250               1,553
 Employee salaries......................              14,846              17,381
 Marketing and advertising..............              41,084              31,326
 Meal and entertainment.................               3,322               1,537
 Miscellaneous expenses.................               2,060                   -
 Office expenses........................              14,254              32,612
 Professional fees......................               5,505               8,731
 Rents..................................               1,089               3,300
 Research and development...............              14,442              14,668
 Travel.................................               3,724              20,077
                                               --------------     --------------
     Total operating costs and expenses              105,737             131,937
                                               --------------     ---------------

Operating Loss..........................            (103,821)           (110,266)

Other income (expense)
 Interest income........................                    -                 285
 Interest expenses......................             (75,125)            (74,653)
 Foreign Currency Transaction...........                 (59)               (918)
                                               ---------------    ---------------
 Total Other Income (Expense)...........             (75,184)            (75,286)
                                               ---------------    ---------------

Net loss before income tax benefit......            (179,005)           (185,552)

Income tax..............................                    -                   -

Net loss................................        $   (179,005)      $    (185,552)
                                               ===============    ===============


Basic Earnings (Loss) Per Share-Basic...        $      (0.01)       $     (0.01)
                                               ===============    ==============
Basic Earnings (Loss) Per Share- Diluted        $      (0.01)       $     (0.01)
                                               ===============    ==============


Weighted Average number of
  Common Share Outstanding..............           23,699,922         22,783,002
                                               ===============    ===============




                            See notes to the financial statements







                          TRB Systems International, Inc.
                             Statements of Cash Flows
                   For the Three Months Ended September 30, 2007 and 2006


                                                             2007              2006
                                                       ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................      $   (179,005)     $     (185,552)
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation & amortization....................              1,250               1,553
(Increase) decrease in accounts receivable.........           (20,641)            (34,020)
(Increase) decrease in inventories.................           (10,706)            (36,070)
Increase (decrease) in accounts payable and
  accrued liabilities..............................              1,445                   -
Increase (decrease) in other payable...............             75,125              74,653
Increase (decrease) in advance from customers......                  -               1,161
                                                        ---------------   ----------------
    Net cash used in operating activities..........          (132,532)           (178,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.................           (14,606)            (22,029)
Increase indebtedness of related party.............            126,426                   -
                                                        ---------------   ----------------
    Net cash provided by investing activities......            111,820            (22,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable and accrued interest deferred              -             175,550
Decrease in director's loans........................                 -             (1,989)
                                                         --------------   ----------------
    Net cash provided by (used in) financing activities              -             173,561

Decrease in cash and cash equivalents...............           (20,712)           (26,743)

Cash and cash equivalents, beginning................             39,432             33,323
                                                         ---------------  ----------------
Cash and cash equivalents, ending...................       $     18,720   $          6,580
                                                         ===============  ================


SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for Interes..............       $    75,125    $        74,653
                                                          ==============  ================
Cash paid during the period for taxes................       $         -    $             -
                                                          ==============        ==========



                                   See Notes to the Financial Statements






                     TRB SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                            Notes to Financial Statements
                                 September 30, 2006


1.  2007 RESTATEMENT

On January 10, 2008, we amended TRB Systems International Inc.'s Annual Report in Form10-Q for the three-month period ended September 30, 2007, to amend and restate financial statements for the period then ended with respect to the correction of errors in previously-issued financial statements.

The only errors were reclassification of legal judgments payable from non-current to current liabilities since the judgments have already been rendered.

Effects of the restatements by line item follows:

Statement of Financial Position




                            TRB SYSTEMS INTERNATIONAL INC.
                      Statements of Financial Position (Restated)


                                      ASSETS


                                                   As of                 As of
                                             September 30, 2007    September 30, 2007
                                            --------------------  -------------------
                                                  (Restated)       (Previously Filed)
CURRENT ASSETS
Indebtedness of related party                $                -     $         154,101
                                            --------------------   ------------------
     TOTAL ASSETS                            $        2,875,204     $       3,029,305
                                            ====================   ==================


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Legal judgments payable                       $         381,000     $              -
                                             ------------------    ------------------
      Total Current Liabilities                       3,250,844            2,869,844

Indebtness to related party                             615,503              569,604
Legal judgments payable                                       -              381,000
                                             ------------------    ------------------

      TOTAL LIABILITIES                               3,866,347            3,820,448

STOCKHOLDERS' EQUITY (DEFICIT)
Retained earnings (deficit)                          (4,243,653)         (4,043,653)
                                             -------------------   ------------------
     Total Stockholders' Equity (Deficit)              (991,143)           (791,143)
                                             -------------------   ------------------
Total Liabilities and
    Stockholders' Equity (Deficit)             $       2,875,204     $     3,029,305
                                             ===================   ==================


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

  a.  Liquidity

As of September 30, 2007, the Company had cash and cash equivalents totaling $18,720 as compared to $39,432 at September 30, 2006. As of September 30, 2007, the Company had working capital of $(899,095) compared to a working capital of $(441,454) at September 30, 2006. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

The Company believes there may be a number of alternatives available to meet the continuing capital requirements such as public and private financings. Further, the Company placed the first order of its products and believes that will generate new license and distributor agreements. There can be no assurance that any of these findings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations

  b. Going Concern

The Company incurred accumulated net losses of $ 4,243,653 from the period of April 11, 1997 (Date of Inception) through June 30, 2007, has recently commenced operations of active sales and it is not profitable yet raising substantial doubt about the Company's ability to continue as a going concern.

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

                         Future Commitments Per Agreements

                                     1st Yr       2nd Yr       3rd Yr
  Countries      States/Counties     (Bikes)     (Bikes)      (Bikes)        Total
--------------   --------------- -----------  -------------  ----------- -----------
Japan                                40,000       80,000       200,000     320,000
India                                50,000       90,000       200,000      340,000
Nigeria & Benin                       5,000        9,000        10,000       24,000
Tanzania                              1,000        2,000         3,000        6,000
Vietnam                               4,000        7,000        10,000       21,000
Korea                                13,000       31,000        62,000      106,000

Distributors
USA

    CA-Orange County                  1,500        3,000         5,000        9,500
    CA-LA County                      3,000        5,000         7,000       15,000
    Maryland & Delaware               1,000        2,000         2,840        5,840
    New York
    Long Island/Queens                1,000        2,000         3,000        6,000
------------------------------------------------------------------------------------


  p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $14,442 for the three-month period ended September 30, 2007 as compared to $ 14,668 for the same period ended September 30, 2006.

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

4.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                          09/30/2007      06/30/2007
                                       --------------  ----------------

 Accounts Receivable                    $  2,614,767    $     2,614,767
 Less: Allowance for Doubtful Accounts     (375,000)          (375,000)
                                       --------------  -----------------
   Net Accounts Receivable              $  2,239,767    $     2,239,767
                                       ==============  ================


5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                           2007
                                     ---------------
Office Equipment                      $     43,424
Tools and Machinery                         79,321
Automobile                                  50,947
Moldings                                   689,061
Booth for Show                             137,470
Informational tapes and other
   promotional materials                    50,000
                                     -------------
                                         1,050,223
Less: Accumulated Depreciation           (884,498)
                                     -------------
                                     $     165,725
                                     ==============


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

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2007 the accounts payable and accrued expenses were $221,564 and $220,119, as of June 30, 2007.

8.   ADVANCE FROM A CUSTOMER

The company received advance from a customer in anticipation of future shipment. The terms depend case by case in that it may be refundable or forfeited as stipulated by related provision in the sales contracts.

$171,440 denoted in the September 30, 2007 financial statement as advance from a customer is refundable case if the shipment doesn't occur within the specified time. Advance becomes earned revenue when the goods are shipped and invoiced.

9.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of September 30, 2007, the Company had notes payable in the amount of $ 1,631,840 and accrued interest payable of $ 701,454. Interest expense attributable to notes payable totaled $75,125 for the three-month period ended September 30, 2007. Interest rate on the notes ranged from zero to 24%.


                    Notes Payable
                        Balance                             Rate-Simple  Interest Amount
  Note Holder     As of  June 30,2007    Maturity Date      Interest      As of June 30, 2007
----------------  ------------------   ----------------  --------------   -------------------
In W.Whang          $   100,000           06/30/2009            15%           $   15,000
Byung K.Cho              30,215           06/30/2009            15%                4,532
Janak Shah              120,000           09/05/2010            10%               12,000
Xiao Wei Lu              45,000           12/30/2010            10%                4,500
Ok Yeo Chong            127,887           12/31/2010            10%               12,789
Joon Ki Moon            100,000           06/30/2009            18%               18,000
Young Sik Kwon          695,652           12/31/2010            13%               90,435
Seok Nyu Lee             12,931           10/10/2009             8%                1,003
Kil Ja Bark              99,138            11/2/2009            12%               11,897
Hwa Suk Kim              12,931           11/26/2009            24%                3,103
Byung Yim                41,530           06/30/2010             0%                    0
Ok Yeo Chong            246,556           12/31/2010            10%               24,656
------------------------------------------------------------------------------------------
                   $  1,631,840                                              $   197,915

Total accrued interest to September 30, 2007: $701,454

10.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611 which carries interest rate at U.S. bank prime rate. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2007 the lenders have not exercised their option, management is negotiating an extension on the notes.

11.  PENDING SUITS AND JUDGMENT

As of September 30, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys	         2007             2006
                                       ---------------   ---------------
David, Kessler & Associates, LLC	  $     44,000	     $   44,000
Sawtooth Marketing Group                    56,000             56,000
Cole, Schotz, Meiser,Forman & Leonard       89,000             89,000
Bernard & Koff                             192,000            192,000
                                      -----------------  ---------------
                          Total       $    381,000         $  381,000


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

14.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                               2007
                                         ---------------
Net Deferred Tax Asset                   $    1,384,384
Deferred Tax Asset Valuation Allowance      (1,161,805)
		                             ---------------
Net Deferred Tax Asset                          222,579
                                         ---------------
Deferred Tax Benefit                      $      23,792
                                         ---------------

15.  COMMITMENTS AND CONTINGENCIES

151  Lease Commitments

The Company's future annual commitments at September 30 under an operating lease for office space is as follows:

                         Lease
                      ----------
      2008              16,800
      2009              16,800
      2010              16,800
      2011              16,800
      2012              16,800
                     ----------
       Total         $  84,000
                     -----------

Rental expense for the year ended September 30, 2007 and 2006 are $1,089 and $3,300, respectively.

152   Litigation

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


Revenues
--------

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


Operating Costs and Expenses
----------------------------

For the three months ended September 30, 2007, our total operating costs and expenses decreased by 19.8%, from $131,937 in 2006 to $105,737 in 2007. The decrease in operating expenses was largely due to the decrease in travel and office expenses.


Other Income and Expenses
-------------------------

For the three months ended September 30, 2007, our total other expenses were $75,184, of which $75,125 was interest expense. In the same period of the previous year, our total other expenses were $75,286, of which $74,653 was interest expense.


Net Loss
--------

Net loss for the three months ended September 30, 2007 and 2006 were $179,005, or $0.01 per share, and $185,552, or $0.01 per share, respectively.


Liquidity and Capital Resources
--------------------------------

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

During the three-month period ended September 30, 2007, the Company's investing activities provided us net cash of $111,820, primarily due to the increase in indebtness from related party, and partially offset by purchase of property and equipment of $14,606. There were no financing activities for the three months ended September 30, 2007.

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


Off-balance sheet arrangements
-------------------------------

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


Date: January 15, 2008