Form 10QSB
period 2007-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2008-02-14
CIK 1042610

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                    FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2007

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _______________ to ___________________

          Commission File Number:              333-07242
                                  _____________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of February 13, 2008: 23,699,922 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]







                          PART I.  FINANCIAL INFORMATION




Item 1. Financial Statements




                             TRB SYSTEMS INTERNATIONAL, INC.
                      Statements of Financial Position (Unaudited)
                                  December 31, 2007




                                     ASSETS


CURRENT ASSETS:
Cash...........................................               $       67,095
Accounts receivable, net 0f allowance for doubtful accounts        2,239,767
Inventory......................................                       69,154
                                                            ----------------
     Total Current Assets......................                    2,376,016

Property and equipment, net....................                      165,442

Other Assets
Prepaid and other assets.......................                      120,545
Deferred tax assets............................                      222,579
                                                            ----------------
       Total Other Assets......................                      343,124


TOTAL ASSETS...................................             $      2,884,582
                                                            ================



              LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)



Current Liabilities
Accounts payable and accrued liabilities.......              $       204,364
Notes and interest payable.....................                    2,404,395
Advances from a customer.......................                      171,440
Convertible debts..............................                      142,611
Corporation income taxes payable...............                          935
Legal judgments payable........................                      381,000
                                                             ---------------
     Total Current Liabilities.................                    3,304,745

Indebtedness to Related Party..................                      555,188

Total Liabilities..............................                    3,859,933

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 30,000,000 shares authorized,
  23,699,922 shares issued and outstanding.....                       23,700
Additional paid-in capital.....................                    3,228,810
Retained earnings (deficit)....................                  (4,227,861)
                                                             ---------------
     Total Stockholders' Equity (Deficit)......                    (975,351)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     2,884,582
                                                             ===============




                        See notes to the financial statements




                      TRB SYSTEMS INTERNATIONAL, INC.
                     Statement of Operations - Unaudited
            For the Three and Six Months Ended December 31, 2007 and 2006






                                             Three Months         Six Months
                                          Ended Dec. 31,          Ended Dec. 31,
                                   ------------------------- ----------------------
                                       2007        2006         2007         2006
                                   ------------------------- -----------------------
Revenue
 Sales.......................     $    63,317   $  113,367   $  71,647    $ 203,353
 Cost of revenue.............          48,121       85,333      54,535      153,638
                                  ------------ ------------ ----------- -----------
Gross Profit.................          15,196       28,034      17,112       49,705

Operating Expenses:
Advertising..................          16,728            -      16,728            -
Consulting...................           4,501            -       8,662          752
Depreciation.................           1,553        1,553       2,783        3,106
Employee salaries............          20,538            -      35,384       17,381
Marketing and advertising....           8,762       29,319      49,846       60,645
Meals and entertainment......           8,450          871      11,772        2,408
Miscellaneous................           1,250          610       8,965          610
Office expenses..............           9,875       22,389      24,129       55,001
Overseas operating expenses..          20,225            -      20,225       14,642
Public company expense.......           1,500            -       1,500            -
Professional fees............          13,074        5,911      13,074            -
Rents........................           8,015        6,396       9,104        9,696
Research and development.....           9,573       14,710      24,015       29,378
Travel.......................           5,410       23,889       9,134       43,966
                                  ------------ ------------  ----------  ----------
     Total operating costs...         129,434      105,648     235,321      237,585
                                  ------------  -----------  ----------  -----------
OPERATING LOSS...............       (114,238)     (77,614)   (218,209)    (187,880)

OTHER INCOME (EXPENSE)
Interest income..............             150            -         150         918
Foreign currency translation.               -            -           -       (918)
Interest expense.............        (71,251)     (70,333)   (145,154)    (145,619)
                                  ------------  ----------  ----------  -----------
    Total Other Income & Expenses    (71,101)     (70,333)   (145,004)    (145,619)

NET INCOME (LOSS)............     $ (185,339)   $(147,947) $ (363,213)  $ (333,499)
                                  ============  ==========  ==========  ===========


Basic and Diluted Earnings (Loss)
    Per Share................     $    (0.01)   $   (0.01)  $  (0.02)    $  (0.01)
                                  ============  ==========  ==========  ===========

Weighted Average Number of
  Common Shares Outstanding..      23,699,922   23,699,922  23,699,922   23,699,922
                                  ============  ==========  ==========  ===========




                       See notes to the financial statements.







                       TRB Systems International, Inc.
                      Statements of Cash Flow - Unaudited
                For the Six Months Ended December 31, 2007 and 2006




                                                           2007            2006
                                                  ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................     $    (363,213)     $   (333,499)
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation & amortization.................              2,783            3,106
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                     -         (193,416)
  Decrease (increase in inventory..............              3,467          (36,677)
  Increase (decrease) in accounts payable and
    accrued liabilities........................           (15,755)                -
                                                  ----------------- ----------------
Net cash used in operating activities..........          (372,718)        (560,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.............                  -         (22,029)
Decrease in security deposit...................                  -         (17,721)
Increase indebtedness of related party.........                  -           13,471
                                                  ----------------  ----------------
Net cash provided by (used in) investing activities              -         (26,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable and accrued interest deferred    146,226          338,873
(Decrease) increase in director's loans.........                 -           79,288
Increase in indebtness to related parties.......           254,155                -
                                                    ---------------  ---------------
Net cash provided by financing activities.......           400,381          418,161
                                                    ---------------  ---------------

Net increase (decrease) in cash and cash equivalents        27,663          (24,192)

Cash and cash equivalents, beginning............            39,432           33,323
                                                    ---------------  ---------------
Cash and cash equivalents, ending...............     $      67,095    $       9,131
                                                    ===============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during year for interest..............     $      71,251    $     144,986
                                                     =============  ==============

Income taxes paid...............................     $           -    $           -
                                                     =============  ===============


                           See Notes to the Financial Statements








                             TRB SYSTEMS INTERNATIONAL INC.
                             Notes to Financial Statements
                                   December 31, 2007




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

a. Liquidity

As of December 31, 2007, the Company had cash and cash equivalents totaling $67,095 as compared to $9,131 at December 31, 2006. As of December 31, 2007, the Company had working capital of $(928,729) compared to a working capital of $(479,535) at December 31, 2006. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 4,227,861 from the period of April 11, 1997 (Date of Inception) through December 31, 2007, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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


                         Future Commitments Per Agreements

                                         1st Yr        2nd Yr     3rd Yr
   Countries        States/Counties      (Bikes)       (Bikes)    (Bikes)     Total
-----------------  -----------------   ------------  ---------  ---------- ---------
Japan                                     40,000       80,000     200,000   320,000
India                                     50,000       90,000     200,000   340,000
Nigeria & Benin                            5,000        9,000      10,000    24,000
Tanzania                                   1,000        2,000       3,000     6,000
Vietnam                                    4,000        7,000      10,000    21,000
Korea                                     13,000       31,000      62,000   106,000

Distributors
USA

                CA-Orange County           1,500        3,000       5,000     9,500
                CA-LA County               3,000        5,000       7,000    15,000
                Maryland & Delaware        1,000        2,000       2,840     5,840
                New York
                Long Island/Queens         1,000        2,000       3,000     6,000
-------------------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $9,573 for the three-month period ended December 31, 2007 as compared to $14,710 for the same period ended December 31, 2006.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                              12/31/2007       6/30/2007
                                          ----------------   -------------

 Accounts Receivable                       $  2,614,767     $   2,808,183
 Less: Allowance for Doubtful Accounts         (375,000)        (375,000)
                                          ----------------  --------------
   Net Accounts Receivable                 $  2,239,767     $   2,433,183
                                          ================  ==============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                        2007
                                 ----------------
Office Equipment                   $     43,424
Tools and Machinery                      79,321
Automobile                               50,947
Moldings                                689,061
Booth for Show                          137,470
Informational tapes and other
   promotional materials                 50,000
                                  --------------
                                      1,050,223
Less: Accumulated Depreciation        (929,678)
                                  --------------
                                  $     120,545
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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2007, ABL Properties owes the Company $ 154,101 which has been offset with corresponding liabilities.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2007, the outstanding amount due was $ 555,188.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of December 31, 2007 the accounts payable and accrued expenses were $ 204,364 and $ 531,638, as of December 31, 2006.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of December 31, 2007, the Company had notes payable in the amount of $ 1,631,840 and accrued interest payable of $ 772,555. Interest expense attributable to notes payable totaled $145,154 for the six-month period ended December 31, 2007. Interest rate on the notes ranged from zero to 24%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2007 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of December 31, 2007, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys	            2007          2006
                                    --------------------------------------
David, Kessler & Associates, LLC       $     44,000       $   44,000
Sawtooth Marketing Group                     56,000           56,000
Cole, Schotz, Meiser,Forman & Leonard        89,000           89,000
Bernard & Koff                              192,000          192,000
                                    --------------------------------------
                         Total         $    381,000       $  381,000

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of December 31, 2007 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $ 3,228,810.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended December 31, 2007 and 2006 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                    2007
                                             ---------------------
Net Deferred Tax Asset                         $      1,384,384
Deferred Tax Asset Valuation Allowance               (1,161,805)
		                                 ---------------------
Net Deferred Tax Asset                                  222,579
                                             ---------------------
Deferred Tax Benefit                           $         23,792
                                             ---------------------


13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at December 31 under an operating lease for ffice space is as follows:

                                         Lease
                                     ------------

  2008                                 16,800
  2009                                 16,800
  2010                                 16,800
  2011                                 16,800
  2012                                 16,800
                                    -------------
           Total                  $    84,000

Rental expense for the 6-months periods ended December 31, 2007 and 2006 are $9,104 and $9,696, respectively.

13.2   Litigation

As per the Company, as of December 31, 2007, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.   ANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

Overview
--------

We conduct our business through our wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT-product. For the three months ended December 31, 2007 and 2006, we had product sales of $63,317 and $113,367, respectively.

In fiscal 2006, we focused our efforts on redesigning our products, improving the quality of our products, conducting product tests, including strength, durability and road tests, and focused on marketing our products. As of December 31, 2007, this process was basically completed. In fiscal first quarter of 2007, we started to market and sales of our products. We believe that we now have a modern, sophisticated, marketable, product line, which is ready for production and sale.

For the quarter ended December 31, 2007, we have completed our development of a new type of Alenax Uni-Set bicycle, on which Magnesium material is used especially designing for reducing weigh and for high-end market.

As of December 31, 2007, we have basically completed all phases of the product tests, and the quality of each of our products has been greatly improved. Accordingly, we gradually put more efforts on sales and marketing side. In October 2007, we attended The Tokyo Bike Show, and in November 2007, we attended the Shen Zhen Bike Show. The results were satisfied. All floor samples were sold.

Results of Operations
---------------------

For the Three Months Ended December 31, 2007 Compared to the Same Period of
---------------------------------------------------------------------------
2006
----

Revenues
--------

For the three months ended December 31, 2007, we have product sales of $63,317, as compared to $113,367 for the same period of the last year. The decrease in sales was that no big orders were received for the three months ended December 31, 2007.

Cost of Revenues
----------------

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended December 31, 2007 and 2006, our cost of revenues was $48,121 and $85,333, respectively, approximately 76.0% and 75.2% of the revenues.

Operating Costs and Expenses
----------------------------

For the three months ended December 31, 2007, our total operating costs and expenses increased by $23,786, or approximately 22.5%, from $105,648 in 2006 to $129,434 in 2007. The increase in operating expenses was largely due to the increase in marketing and advertising, salary expenses, and professional fees.

Other Income and Expenses
-------------------------

For the three months ended December 31, 2007, our total other expenses were $71,101, of which $71,251 was interest expense. In the same period of the previous year, our total other expenses were $70,333, all of which was interest expense.

Net Loss
--------

Net loss for the three months ended December 31, 2007 and 2006 were $185,339, or $0.01 per share, and $147,947, or $0.01 per share, respectively.


For the Six Months Ended December 31, 2007 Compared to the Same Period of 2006
------------------------------------------------------------------------------

Revenues
--------

For the six months ended December 31, 2007, our product sales were $71,647, as compared to $203,343 for the same period of the last year. The decrease in sales was that no big orders were received for the six months ended December 31, 2007.

Cost of Revenues
----------------

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the six months ended December 31, 2007 and 2006, our cost of revenues was $54,535 and $153,638, respectively, approximately 76.1% and 75.5% of the sales.

Operating Costs and Expenses
----------------------------

For the six months ended December 31, 2007, our total operating costs and expenses decreased by 1.0%, from $237,585 in 2006 to $235,171 in 2007. The slight decrease in our operating expenses was largely due to the decrease in travel expenses.

Other Income and Expenses
-------------------------

For the six months ended December 31, 2007, our total other expenses were $145,154, all of which was interest expense. In the same period of the previous year, our total other expenses were $145,619, all of which was interest expense.

Net Loss
--------

Net loss for the six months ended December 31, 2007 and 2006 were $363,213, or $0.02 per share, and $333,499, or $0.02 per share, respectively.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of December 31, 2007, the Company's cash and cash equivalents balance was $67,095.

For the six months ended December 31, 2007, net cash was used in operating activities of $372,718, largely due to our net loss of $363,213, and decrease in accounts payable and accrued liabilities of $15,755, and partially offset by increase in depreciation of $2,783 and decrease in inventory of $3,467.

During the six-month period ended December 31, 2007, we have no investing activities. During the six-month period ended December 31, 2007, our financing activities provided us with net cash of $400,381, of which $146,226 were provided by issuance of notes and accrued interest deferred, and $254,155 were provided by the increase in indebtness to related parties.

As disclosed in note 9 of our Notes to Consolidated Financial Statements, as of December 31, 2007, we had outstanding judgment in a total of $381,000 incurred in 2000-2001. We initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain.

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

As of December 31, 2007, there were no off-balance sheet arrangements.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 3a-15(e) and Rule 5d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                         PART II.   OTHER INFORMATION



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




TRB Systems International Inc.


By: /s/ Byung Yim
----------------------------------------------------------
Byung Yim, President, CEO and CFO
(Principal Executive Officer & Principal Financial Officer)


Date: February 13, 2008