Form 10QSB/A
period 2007-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2008-02-21
CIK 1042610

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

                         TRB SYSTEMS INTERNATIONAL INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                22-3522572
---------------------------------------  -------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of February 21, 2008: 23,699,922 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]




                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends TRB Systems International, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, originally filed with the Securities and Exchange Commission (the "Commission") on February 14, 2008 (the "Original Filing").

We are filing this Amendment for the purpose of restating the financial statements for the quarter ended December 31, 2007 and its accompanying notes to respond the Commission's comments dated February 5, 2008. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-QSB filed on February 14, 2008 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from our Principal Executive and Principal Financial Officer has been included as exhibits to this amendment.






                       PART I.  FINANCIAL INFORMATION




Item 1. Financial Statements



                        TRB SYSTEMS INTERNATIONAL, INC.
                   Statements of Financial Position (Unaudited)
                                (Restated)
                             December 31, 2007



                                  ASSETS


CURRENT ASSETS:
Cash................................................          $       67,095
Accounts receivable, net of allowance for doubtful accounts          270,398
Inventory...........................................                  69,154
                                                              ---------------
     Total Current Assets...........................                 406,647

Property and equipment, net.........................                 165,442

Other Assets
Prepaid and other assets............................                 120,545
Deferred tax assets.................................                 222,579
                                                              ---------------
      Total Other Assets............................                 343,124


TOTAL ASSETS........................................           $     915,213
                                                              ==============


              LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)


Current Liabilities
Accounts payable and accrued liabilities............           $    204,364
Notes and interest payable..........................              2,404,395
Advances from a customer............................                171,440
Convertible debts...................................                142,611
Corporation income taxes payable....................                    935
Legal judgments payable.............................                381,000
                                                               -------------
     Total Current Liabilities......................              3,304,745

Indebtedness to Related Party.......................                555,188
                                                               -------------
     Total Liabilities..............................              3,859,933

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 30,000,000 shares authorized,
  23,699,922 shares issued and outstanding..........                 23,700
Additional paid-in capital..........................              3,228,810
Retained earnings (deficit).........................            (6,197,230)
                                                             ---------------
     Total Stockholders' Equity (Deficit)...........            (2,944,720)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $      915,213
                                                             ===============




                    See notes to the financial statements










                          TRB SYSTEMS INTERNATIONAL, INC.
                       Statement of Operations - Unaudited
            For the Three and Six Months Ended December 31, 2007 and 2006
                                    (Restated)





                                         Three Months                   Six Months
                                         Ended Dec. 31,               Ended Dec. 31,
                                   ----------------------------  -----------------------
                                        2007          2006          2007       2006
                                   ----------------------------  -----------------------
Revenue
 Sales.........................    $      63,317   $   113,367   $   71,647   $  203,353
 Cost of revenue...............           48,121        85,333       54,535      153,638
                                   --------------  ------------  ----------- -----------
    Gross Profit...............           15,196        28,034       17,112       49,705

Operating Expenses:
Advertising....................           16,728             -       16,728            -
Consulting.....................            4,501             -        8,662          752
Depreciation...................            1,533         1,553        2,783        3,106
Employee salaries..............           20,538             -       35,384       17,381
Marketing and advertising......            8,762        29,319       49,846       60,645
Meals and entertainment........            8,450           871       11,772        2,408
Miscellaneous..................            1,250           610        8,965          610
Office expenses................            9,875        22,389       24,129       55,001
Overseas operating expenses....           20,225             -       20,225            -
Public company expense.........            1,500             -        1,500            -
Professional fees..............           13,074         5,911       13,074       14,642
Rents..........................            8,015         6,396        9,104        9,696
Research and development.......            9,573        14,710       24,015       29,378
Travel.........................            5,410        23,889        9,134       43,966
                                   --------------  ------------  -----------  -----------
   Total operating costs.......          129,434       105,648      235,321      237,585
                                   --------------  ------------  -----------  -----------
OPERATING LOSS.................        (114,238)      (77,614)    (218,209)    (187,880)

OTHER INCOME (EXPENSE)
Interest income................              150             -            -          918
Bad debt expense...............      (1,969,369)             -  (1,969,369)            -
Foreign currency translation...                -             -            -        (918)
Interest expense...............         (71,251)      (70,333)    (145,154)    (145,619)
                                  -------------- ------------- ------------  -----------
   Total Other Income & Expenses     (2,040,470)      (70,333)  (2,114,373)    (145,619)

NET INCOME (LOSS)..............   $  (2,154,708) $   (147,947) $(2,332,582)  $ (333,499)
                                  ============== ============= ============  ===========


Basic and Diluted
   Earnings (Loss) Per Share...   $       (0.09) $      (0.01)  $    (0.10)  $    (0.01)
                                  ============== ============= ============  ===========

Weighted Average Number of
  Common Shares Outstanding....       23,699,922    23,699,922   23,699,922   23,699,922
                                  ============== ============= ============  ===========


                    See notes to the financial statements







                              TRB Systems International, Inc.
                            Statements of Cash Flow - Unaudited
                    For the Six Months Ended December 31, 2007 and 2006
                                         (Restated)



                                                          2007            2006
                                                    ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................   $   (2,332,582)  $    (333,499)
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation & amortization.....................            2,783           3,106
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable.......        1,969,369       (193,416)
 (Increase) decrease in inventory.................            3,467        (36,677)
 (Increase) decrease in accounts payable and
   accrued liabilities............................         (15,755)               -
                                                    ---------------  --------------
Net cash used in operating activities.............        (372,718)       (560,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................                -        (22,029)
Increase in prepaid and other assets..............                -        (17,721)
Increase indebtedness of related party............                -          13,471
                                                    ---------------   -------------
Net cash provided by (used in) investing activities               -        (26,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable and accrued interest deferred     146,226         338,873
(Decrease) increase in director's loans...........                -          79,288
Increase in indebtness to related parties.........          254,155               -
                                                    ----------------  --------------
Net cash provided by financing activities.........          400,381         418,161
                                                    ----------------  --------------

Net increase (decrease) in cash and cash equivalents         27,663        (24,192)

Cash and cash equivalents, beginning..............           39,432          33,323
                                                    ----------------  --------------
Cash and cash equivalents, ending.................    $      67,095    $      9,131
                                                    ================  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during year for interest................    $      71,251    $    144,986
                                                    ================  ==============

Income taxes paid.................................    $           -    $          -
                                                    ================  ==============




                         See notes to the financial statements







                           TRB SYSTEMS INTERNATIONAL INC.
                          Notes to Financial Statements
                                December 31, 2007
                                  (Restated)


1.  NOTE 1. 2007 RESTATEMENT

On February 17, 2008, we amended TRB Systems International Inc.'s Quarterly Report in Form10-QSB for the six-months period ended December 31, 2007, to amend and restate financial statements for the period then ended with respect to the correction of errors in previously-issued financial statements.

The only errors were write-off accounts receivable from agreements from licensees and distributors and recording as bad debt in the statement of operations.

Effects of the restatements by line item follows:

    Statements of Financial Position
    Statements of Operations
    Statements of Cash Flows


                          TRB SYSTEMS INTERNATIONAL INC.
                         Statements of Financial Position

                                    ASSETS



                                                     As of                As of
                                               December 31, 2007      December 31, 2007
                                             ---------------------  --------------------
                                                 (Restated)          (Previously Filed)
CURRENT ASSETS
Accounts receivable, net of allowance
   for doubtful accounts                       $        270,398      $      2,239,769
                                              ------------------    ------------------
  Total Current Assets                                  406,647             2,376,016

TOTAL ASSETS                                   $        915,213      $      2,884,582
                                              ==================    ==================


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


STOCKHOLDERS' EQUITY (DEFICIT)
Retained earnings (deficit)                         (6,197,230)           (4,227,861)
                                              ------------------    ------------------
    Total Stockholders' Equity (Deficit)            (2,944,720)             (975,351)
                                              ------------------    ------------------
Total Liabilities and
     Stockholders' Equity (Deficit)            $        915,213       $     2,884,582
                                              ==================    ==================







                             TRB SYSTEMS INTERNATIONAL INC.
                           Statements of Operations (Restated)




                                           Three Months                   Six Months
                                          Ended December 31,            Ended December 31,
                                    ---------------------------   ----------------------------
                                         2007         2007             2007        2007
                                   (Restated)  (Previously Filed) (Restated)  (Previously Filed)
                                 -------------- ----------------  -------------- --------------

OTHER INCOME (EXPENSES)
Bad debt expense                    (1,969,369)               -      (1,969,369)            -
                                 -------------- ----------------  -------------- --------------
 Total Other Income (Expenses)      (2,040,470)        (71,101)      (2,114,373)     (145,004)


NET LOSS                         $  (2,154,708)  $    (185,339)   $  (2,332,582) $   (363,213)
                                 ============== ================  ============== ==============

Basic and Diluted
  Earnings (Loss) Per Share      $      (0.09)   $       (0.01)   $       (0.10) $      (0.02)
                                 ============== ===============   ============== ==============

Weighted Average Number of
  Common Shares Outstanding         23,699,922       23,699,922       23,699,922    23,699,922
                                 ============== ===============   ============== ==============






                                     TRB Systems International, Inc.
                                   Statements of Cash Flow - Unaudited





                                                         Six Months Ended
                                                         December 31, 2007
                                             ---------------------------------------
                                                     2007             2007
                                                  (Restated)    (Previously Filed)
                                             ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (2,332,582)     $      (363,213)





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

    a.  Liquidity

As of December 31, 2007, the Company had cash and cash equivalents totaling $67,095 as compared to $ 9,131 at December 31, 2006. As of December 31, 2007, the Company had working capital of $ (2,898,098) compared to a working capital of $ (479,535) at December 31, 2006. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

   b. Going Concern

The Company incurred accumulated net losses of $ 6,197,230 from the period of April 11, 1997 (Date of Inception) through December 31, 2007, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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


                      Future Commitments Per Agreements


                                           1st Yr       2nd Yr     3rd Yr
   Countries           States/Counties      (Bikes)    (Bikes)    (Bikes)   Total
-------------------   ----------------   ----------  ---------- --------- ---------
Japan                                       40,000     80,000    200,000   320,000
India                                       50,000     90,000    200,000   340,000
Nigeria & Benin                              5,000      9,000     10,000    24,000
Tanzania                                     1,000      2,000      3,000     6,000
Vietnam                                      4,000      7,000     10,000    21,000
Korea                                       13,000     31,000     62,000   106,000

Distributors
 USA

                      CA-Orange County       1,500      3,000      5,000     9,500
                      CA-LA County           3,000      5,000      7,000    15,000
                      Maryland & Delaware    1,000      2,000      2,840     5,840
                      New York
                      Long Island/Queens     1,000      2,000      3,000     6,000
-----------------------------------------------------------------------------------


  p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $24,015 for the six-months period ended December 31, 2007 as compared to $ 29,378 for the same period ended December 31, 2006.

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

4.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                           12/31/2007       12/31/2006
                                        ----------------- --------------

 Accounts Receivable                     $    2,614,767    $   2,808,183
 Less: Allowance for Doubtful Accounts      (2,344,369)        (375,000)
                                        ----------------- --------------
   Net Accounts Receivable               $      270,398    $   2,433,183
                                        ================= ==============


5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                                        2007
                                                  ----------------
Office Equipment                                   $     43,424
Tools and Machinery                                      79,321
Automobile                                               50,947
Moldings                                                689,061
Booth for Show                                          137,470
Informational tapes and other promotional materials      50,000
                                                  -------------
                                                      1,050,223
Less: Accumulated Depreciation                        (929,678)
                                                  -------------
                                                   $   120,545
                                                  =============

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

The outstanding judgments consist of:


Creditors / Creditors' Attorneys	           2007             2006
                                         ---------------  -----------------
David, Kessler & Associates, LLC           $   44,000       $      44,000
Sawtooth Marketing Group                       56,000              56,000
Cole, Schotz, Meiser,Forman & Leonard          89,000              89,000
Bernard & Koff                                192,000             192,000
                                         ---------------  ----------------
                           Total           $  381,000       $     381,000

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
                                             ----------------

14.  COMMITMENTS AND CONTINGENCIES

     14.1  Lease Commitments

The Company's future annual commitments at December 31 under an operating lease for office space is as follows:

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

  14.2   Litigation

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

Results of Operations
---------------------

For the Three Months Ended December 31, 2007 Compared to the Same Period of
---------------------------------------------------------------------------
2006
-----

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

Other Income and Expenses
-------------------------

Given the lack of fulfillment on the Company's part in regard to the related agreements and the substantial passage of time, in February 2008, the Company determined $1,969,369 of accounts receivable were uncollectible. Thus, for the three months ended December 31, 2007, our total other expenses were $2,047,470, of which $1,969,369 of written-off of accounts receivable to bad debt expense and $71,251 was interest expense. In the same period of the previous year, our total other expenses were $70,333, all of which was interest expense.

Net Loss
--------

Net loss for the three months ended December 31, 2007 and 2006 were $2,154,708, or $0.09 per share, and $147,947, or $0.01 per share, respectively.

For the Six Months Ended December 31, 2007 Compared to the Same Period of
-------------------------------------------------------------------------
2006
-----

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

Other Income and Expenses
-------------------------

Given the lack of fulfillment on the Company's part in regard to the related agreements and the substantial passage of time, in February 2008, the Company determined $1,969,369 of accounts receivable were uncollectible. Thus, for the six months ended December 31, 2007, our total other expenses were $2,114,373, of which $1,969,369 of written-off of accounts receivable to bad debt expense and $145,154 was interest expense. In the same period of the previous year, our total other expenses were $145,619, all of which was interest expense.

Net Loss
--------

Net loss for the six months ended December 31, 2007 and 2006 were $2,332,582, or $0.10 per share, and $333,499, or $0.01 per share, respectively.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of December 31, 2007, the Company's cash and cash equivalents balance was $67,095.

For the six months ended December 31, 2007, net cash was used in operating activities of $372,718, largely due to our net loss of $2,332,582, and decrease in accounts payable and accrued liabilities of $1,943,614, and partially offset by increase in depreciation of $15,533 and decrease in inventory of $3,467.

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



TRB Systems International Inc.


By: /s/ Byung Yim
----------------------------------
Byung Yim, President, CEO and CFO
(Principal Executive Officer & Principal Financial Officer)


Date: February 21, 2008