Form 10QSB
period 2008-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2008-05-13
CIK 1042610

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2008

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _________________ to ___________________

        Commission File Number:                   333-07242
                               ________________________________________________

                                  TRB SYSTEMS INTERNATIONAL INC.
--------------------------------------------------_----------------------------
(Exact name of small business issuer as specified in its charter)

               Delaware                             22-3522572
-------------------------------------------------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of May 11, 2008: 23,699,922 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]





                            PART I.  FINANCIAL INFORMATION




Item 1. Financial Statements



                             TRB SYSTEMS INTERNATIONAL, INC.
                                   Balance Sheet
                                  March 31, 2008


                                       ASSETS

CURRENT ASSETS:
Cash.......................................................    $        7,252
Accounts receivable, net...................................            12,114
Inventory..................................................            95,648
Other current assets.......................................           121,761
                                                               --------------
     Total Current Assets..................................           236,775

Property and equipment, net................................           163,889

Other Assets
Deferred tax asset.........................................           222,579
Other assets...............................................            71,126
                                                               --------------
     Total Other Assets....................................           293,705

TOTAL ASSETS...............................................    $      694,369
                                                               ==============


              LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)


Current Liabilities
Accounts payable and accrued liabilities...................    $      61,674
Notes and interest payable.................................        2,394,177
Advances from a customer...................................           16,673
Convertible debts..........................................          142,611
Corporation income taxes payable...........................              935
Legal judgments payable....................................          381,000
Other payable..............................................          147,219
                                                              --------------
     Total Current Liabilities.............................        3,144,289

Indebtedness to Related Party..............................          662,129
                                                              --------------

     Total Liabilities.....................................        3,806,418

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 30,000,000 shares authorized,
  23,699,922 shares issued and outstanding.................           23,700
Additional paid-in capital.................................        3,228,810
Retained earnings (deficit)................................      (6,364,559)
                                                              --------------
     Total Stockholders' Equity (Deficit)..................      (3,112,049)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).......   $      694,369
                                                             ===============






               See Notes to the consolidated financial statements








                           TRB SYSTEMS INTERNATIONAL, INC.
                        Consolidated Statement of Operations
               For the Three and Nine Months Ended March 31, 2008 and 2007




                                                    Three Months                  Nine Months
                                                    Ended March 31,              Ended March 31,
                                             ---------------------------   --------------------------
                                                 2008         2007             2008         2007
                                             ---------------------------   --------------------------
Revenue
Sales................................        $     15,594    $        -    $    87,241   $   203,343
Cost of revenue......................              13,276             -         67,811       153,638
                                             ------------  -------------   -----------   -----------
Gross Profit.........................               2,318             -         19,430        49,705

License and Distributor Fees.........              58,742             -         58,742             -
                                             ------------  -------------   -----------   -----------
Total Revenue........................              61,060             -         78,172        49,705
                                             ------------  -------------   -----------   -----------

Operating Expenses:
Advertising..........................              19,924             -         36,652             -
Bad debt.............................                   -             -      1,969,369             -
Consulting...........................                   -             -          8,662           752
Depreciation.........................               1,533         1,553          4,336         4,659
Employee salaries....................              15,806        12,642         51,190        30,023
Marketing and sales promotion........              61,984         7,070        111,830        61,440
Meals and entertainment..............                 841         1,285         12,613         3,693
Miscellaneous........................                  42         2,536         12,959         3,146
Office expenses......................               8,843        13,966         30,456        68,967
Overseas operating expenses..........                   -         9,510         20,225        15,785
Professional fees....................                   -        16,215         13,074        30,857
Rents................................               9,157         6,158         18,261        15,854
Research and development.............                 443         3,626         24,458        33,004
Travel...............................               1,685         6,104         10,819        50,070
                                             ------------  ------------    ------------  -----------
     Total operating costs and expenses           120,278        80,665      2,324,904       318,250
                                             ------------  ------------    ------------  -----------
Net loss from operations.............            (59,218)      (80,665)    (2,246,732)     (268,545)

OTHER INCOME (EXPENSE)
Interest income......................                  60             -            210           285
Foreign currency translation.........                   -             -           (64)         (918)
Interest expense.....................           (108,171)      (71,356)      (253,325)     (216,342)
                                             ------------ -------------   ------------  ------------
     Total Other Income & Expenses...           (108,111)      (71,356)      (253,179)     (216,975)

 Net income (loss) before income tax.           (167,329)     (152,021)    (2,499,911)     (485,520)
                                             ------------ -------------   ------------  ------------

Income Tax...........................                   -             -             -             -

NET INCONE (LOSS)....................        $  (167,329) $   (152,021)   $(2,499,911)  $  (485,520)
                                             ============ =============   ============  ============


Basic and Diluted Earnings (Loss) Per Share  $    (0.01)  $      (0.01)   $     (0.10)  $    (0.02)
                                             ============ =============   ============  ============

Weighted Average Number of
  Common Shares Outstanding..........         23,699,922     23,699,922     23,699,922   23,699,922
                                             ============ =============   ============  ============






             See Notes to the consolidated financial statements.







                        TRB Systems International, Inc.
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 2008 and 2007




                                                                2008             2007
                                                       ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................       $    (2,499,911)   $     (485,520)
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation & amortization.....................                 4,336             4,659
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable......             2,227,653         (193,416)
  Decrease (increase) in inventory................              (23,027)          (36,677)
  Decrease (increase) in other current assets.....             (121,761)           (2,245)
  Decrease (increase) in deferred tax assets......                     -          (59,279)
  Increase (decrease) in accounts payable and
   accrued liabilities............................              (11,226)           134,751
  Increase (decrease) in customer advance.........             (154,767)             1,161
                                                        ----------------    --------------
     Net cash used in operating activities........             (578,703)         (636,566)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................               (1,250)          (22,029)
Decrease (increase) of other assets...............                71,126            77,245
Increase indebtedness of related party............               340,639           156,714
                                                        ----------------    --------------
     Net cash provided by investing activities....               410,515           211,930


CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable.........................                     -           197,045
Increase in interest payable......................               136,008           213,184
                                                        ----------------    --------------
     Net cash provided by financing activities....               136,008           410,229
                                                        ----------------    --------------


Net increase (decrease) in cash and cash equivalents            (32,180)          (14,407)

Cash and cash equivalents, beginning..............                39,432            33,323
                                                        ----------------    --------------
Cash and cash equivalents, ending.................       $         7,252    $       18,916
                                                        ================    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid for the period......................       $       108,171    $      216,342
                                                        ================    ==============
Income taxes paid for the period..................       $             -    $            -
                                                        ================    ==============




                 See Notes to the consolidated financial statements.







                        TRB SYSTEMS INTERNATIONAL INC.
                 Notes to Consolidated Financial Statements
                               March 31, 2008



1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. The Company has established a new subsidiary, Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the year ended June 30, 2008. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

 a. Liquidity

As of March 31, 2008, the Company had cash and cash equivalents totaling $7,252 as compared to $18,916 at March 31, 2007. As of March 31, 2008, the Company had working capital of $(2,526,514) compared to a working capital of $(539,106) at March 31, 2007. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

 b. Going Concern

The Company incurred accumulated net losses of $6,364,559 from the period of April 11, 1997 (Date of Inception) through March 31, 2008, has recently commenced limited operations, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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


                         Future Commitments Per Agreements

                                    1st Yr      2nd Yr      3rd Yr
   Countries     States/Counties    (Bikes)     (Bikes)    (Bikes)      Total
--------------  ----------------  ---------- -----------  ----------  ---------
Japan                                40,000     80,000      200,000     320,000
India                                50,000     90,000      200,000     340,000
Nigeria & Benin                       5,000      9,000       10,000      24,000
Tanzania                              1,000      2,000        3,000       6,000
Vietnam                               4,000      7,000       10,000      21,000
Korea                                13,000     31,000       62,000     106,000

Distributors
USA
 CA-Orange County                     1,500      3,000        5,000       9,500
 CA-LA County                         3,000      5,000        7,000      15,000
 Maryland & Delaware                  1,000      2,000        2,840       5,840
 New York
 Long Island/Queens                   1,000      2,000        3,000       6,000
--------------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $443 for the three-month period ended March 31, 2008 as compared to $ 3,626 for the same period ended March 31, 2008.

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

 s. New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

In December 2007, the FASB issued SFAS No. 160: Statement of Financial Accounting Standards No. 160--Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

  * The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity

  * The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

  * Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

  * When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

  * Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent.

What Is the Impact of This Statement on Convergence with International Financial Reporting Standards?

This Statement, together with the IASB's Amendments to IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the Board and the IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements while promoting the international convergence of accounting standards.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

 t. Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                               03/31/08         03/31/07
                                            --------------- --------------

 Accounts Receivable                         $     12,114   $   2,808,183
 Less: Allowance for Doubtful Accounts               ( 0)       (375,000)
                                            --------------  -------------
  Net Accounts Receivable                    $     12,114   $   2,433,183
                                            ==============  =============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                             2008
                                    ------------------
Office Equipment                     $       89,874
Tools and Machinery                          79,321
Automobile                                   50,947
Moldings                                    689,061
Booth for Show                              137,470
Informational tapes and other
   promotional materials                     50,000
                                    ----------------
                                          1,096,673
Less: Accumulated Depreciation            (932,784)
                                    ----------------
                                    $      163,889
                                    ================

5. RELATED PARTY TRANSACTIONS

ABL Properties, partially owned by Byung Yim, President, CEO of TRB Systems International, Inc., and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company agreed to defer payment of the $200,000 until TRB Systems International Inc. has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. .

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of March 31, 2008, the outstanding amount due was $662,129.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of March 31, 2008 the accounts payable and accrued expenses were $ 61,674 and $ 531,638, as of March 31, 2007.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of March 31, 2008, the Company had notes payable in the amount of $1,631,840 and accrued interest payable of $762,337. Interest expense attributable to notes payable totaled $253,325 for the nine-month period ended March 31, 2008. Interest rate on the notes ranged from zero to 24%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of March 31, 2008 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of March 31, 2008, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys
                                                2008           2007
                                        ---------------------------------
David, Kessler & Associates, LLC           $   44,000      $   44,000
Sawtooth Marketing Group                       56,000          56,000
Cole, Schotz, Meiser,Forman & Leonard          89,000          89,000
Bernard & Koff                                192,000         192,000
                                        ---------------------------------
                            Total          $  381,000      $  381,000

10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of March 31, 2008 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $3,228,810.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended March 31, 2008 and 2007 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

                                                  2008
                                          --------------------

Net Deferred Tax Asset                      $      1,384,384
Deferred Tax Asset Valuation Allowance           (1,161,805)
		                              --------------------
Net Deferred Tax Asset                               222,579
                                          --------------------
Deferred Tax Benefit                        $         23,792
                                          --------------------

13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at March 31 under an operating lease for office space are as follows:

                                       Lease
                                    ------------
  2008                                 16,800
  2009                                 16,800
  2010                                 16,800
  2011                                 16,800
  2012                                 16,800
                                   ------------
            Total                  $   84,000

Rental expense for the 9-months periods ended March 31, 2008 and 2007 are $18,261 and $15,854, respectively.

13.2   Litigation

As per the Company, as of March 31, 2008, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT product. For the three months ended March 31, 2008 and 2007, the Company had product sales of $15,594 and $0, respectively.

In 2006 and 2007, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. As of March 31, 2009, this process was basically completed. In fiscal first quarter of 2007, the Company started to market and sales of our products. The Company believes that it now has a modern, sophisticated, marketable, product line, which is ready for production and sale.

For the quarter ended March 31, 2008, the Company has completed its development of a new type of Alenax Uni-Set bicycle, on which Magnesium material is used especially designing for reducing weigh and for high-end market.

As of March 31, 2008, the Company has basically completed all phases of the product tests, and the quality of each of the Company's products has been greatly improved. Accordingly, the Company gradually put more efforts on sales and marketing side. In January 2008, the Company held "The China National Tae Kwon Do Championship" in Tianjing, China. In March 2008, the Company attended "Taiwan International Bicycle Show". In February 2008, the Company had a meeting in Tijing, China, with "The Advanced Media Company" of Japan, who agreed to sell our product, Alenax bike, through Japan QVC, one of the largest home shopping company in Japan. In addition, China National Tae Kwon Do Association has agreed to market Alenax products in three provinces of China upon completion of "Anenx Cup 2008 the 18th Asian Tae Kwon Do Championship".

In February 2008, the Company entered into a sales and marketing agreement with World Tae Kwon Do Federation. Under the agreement, the Company is able to sell and market its Alenax products through their 350,000 Tae Kwon Do Schools worldwide.

Results of Operations

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

For the three months ended March 31, 2008, the Company had product sales of $15,594. The Company has no product sales during the three months ended March 31, 2007.

License and Distributor Fees

For the three months ended March 31, 2008, the Company had revenue from license and distributor fees of $58,742. The Company has no license and distributor fee revenue for the same period of the prior year.

Cost of revenue

Cost of revenue consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended March 31, 2008, the Company's cost of goods sold was $13,276, representing 85.1% of the sales. The Company had no cost of goods sold for the three months ended March 31, 2007 because no sales were generated.

Operating Costs and Expenses

For the three months ended March 31, 2008, the Company's total operating costs and expenses increased by $39,613, or approximately 48%, from $80,665 in 2007 to $120,278 in 2008. The increase in operating expenses was largely due to the increase in marketing, advertising and sales promotion, which was increased by $74,738, and offset by decrease in professional fees, office expenses, and travel expenses.

Other Income and Expenses

For the three months ended March 31, 2008, the Company had interest expenses of $108,171 and interest income of $60. For the three months ended March 31, 2007, the Company's interest expense was $71,356, and had no interest income.

Net Loss

Net loss for the three months ended March 31, 2008 and 2007 were $167,329, or $0.01 per share, and $152,021, or $0.01 per share, respectively.

For the Nine Months Ended March 31, 2008 Compared to the Same Period of 2007

Revenues

For the nine months ended March 31, 2008, the Company's product sales were $87,241, as compared to $203,343 for the same period of the last year. The decrease in sales was that no big orders were received for the nine months ended March 31, 2008.

Cost of revenue

Cost of revenue consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the nine months ended March 31, 2008 and 2007, the Company's cost of revenues was $67,811 and $153,638, respectively, approximately 77.7% and 75.5% of the sales.

Operating Costs and Expenses

For the nine months ended March 31, 2008, the Company's total operating costs and expenses were $2,324,904, as compared to $318,250 for the same nine-month period ended March 31, 2007. The biggest increase in operating costs and expenses was bad debt of $1,969,369. The reason was that given the lack of fulfillment on the Company's part in regard to the related agreements and the substantial passage of time, in February 2008, the Company determined $1,969,369 of accounts receivable were uncollectible. Accordingly, such uncollectible accounts receivable was written off.

Other Income and Expenses

For the nine months ended March 31, 2008, the Company had interest expenses of $253,325, interest income of $210, and foreign currency translation loss of $64. For the nine months ended March 31, 2007, the Company had interest expenses of $216,342, interest income of $285, and foreign currency translation loss of $918.

Net Loss

Net loss for the nine months ended March 31, 2008 and 2007 were $2,499,9112, or $0.10 per share, and $485,520, or $0.01 per share, respectively.

Liquidity and Capital Resources

Since inception, the Company's operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of March 31, 2008, the Company's cash and cash equivalents balance was $7,252.

For the nine months ended March 31, 2008, net cash was used in operating activities of $578,703, largely due to our net loss of $2,499,911, decrease in accounts payable of $2,227,653, decrease in customer advance of $154,767, and increase in other current assets of $121,761.

During the nine -month period ended March 31, 2008, the Company's investing activities provided net cash of $410,515, largely due to increase in indebtedness of related parties of $340,639 and decrease of other assets of $71,126. During the nine-month period ended March 31, 2008, the Company's financing activities provided us with net cash of $136,008 due to accrued interest payable.

As disclosed in note 9 of our Notes to Consolidated Financial Statements, as of March 31, 2008, the Company had outstanding judgment in a total of $381,000 incurred in 2000-2001. The Company initiated negotiations to have the amounts reduced but the outcomes of such negotiations are uncertain.

The Company incurred losses during the past years. The Company intends continuing to seek additional funding to finance its operations. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs. The Company's ability to secure additional funding is uncertain, as is the financial effect any such funding may have on the Company's capital structure or operating results.

Off-balance Sheet Arrangements

As of March 31, 2008, there were no off-balance sheet arrangements.



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




                                 PART II

                            OTHER INFORMATION



Item 1.  Legal Proceedings

         None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TRB Systems International Inc.


By:/s/ Byung Yim
----------------------------------
Byung Yim, President, CEO and CFO
(Principal Executive Officer & Principal Financial Officer)

Date: May 11, 2008