Form 10-K
period 2008-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2008-09-30
CIK 1042610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2008

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

      Commission file number:                  333-07242
                               ------------------------------------------------

                         TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                                   22-3522572
 ----------------------------------------  ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation or organization)

     1472 Cedarwood Drive, Piscataway, New Jersey              08854
 ------------------------------------------------    -------------------------
      Address of principal executive offices                  Zip Code

                   Registrant's telephone number:  (877) 852-3600
------------------------------------------------------------------------------

        Securities registered under Section 12(g) of the Exchange Act:

                            Common stock, $0.001 par value
------------------------------------------------------------------------------
                                  (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes |__|      No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.   Yes |__|    No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   |__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer", and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]             Accelerated filer   [ ]

Non Accelerated filer      [ ] (Do not check if a smaller reporting company)

Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)   Yes [ ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 24,169,922 shares as of September 27, 2008.






                        TRB SYSTEMS INTERNATIONAL INC.



                                 FORM 10-K


PART I

Item 1.    Business....................................................        4
Item 1A.   Risk Factors................................................        8
Item 1B.   Unresolved Staff Comments...................................       13
Item 2.    Properties..................................................       13
Item 3.    Legal Proceedings...........................................       13
Item 4.    Submission of Matters to a Vote of Security Holders.........       13

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.........       14
Item 6.    Selected Financial Data.....................................       16
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..       18
Item 8.    Financial Statements and Supplementary Data.................       19
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       41
Item 9A(T).Controls and Procedures.....................................       42
Item 9B.   Other Information...........................................       43

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.....       43
Item 11.   Executive Compensation......................................       46
Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...........................       47
Item 13    Certain Relationships and Related Transactions; and
             Director Independence.....................................       48
Item 14    Principal Accounting Fees and Services......................       49

PART IV

Item 15.   Exhibits, Financial Statement Schedules.....................       50

Signatures.............................................................       52







                                        PART I




Item 1.    BUSINESS

General

TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997. On February 22, 2005, the Company established a subsidiary Alenax (Tianjin) Bicycle Corp. ("Alenax") in China to conduct its business.

Through our wholly owned subsidiary Alenax, we develop, market, and manufacturing a line of Alenax-bicycles including Alenax-Exercise Bicycle, Alenax-Electric Bicycle, and Alenax-Wheelchair (collectively "Alenax-Bicycles"). The technology applied at our Alenax Product is called Natural Motion Technology ("NMT"), which we are exclusively licensed from ABL Properties Company, a company jointly owned by Mr. Byung Yim, our President and Chief Executive Officer, his family members and other individuals.

The characteristics of the NMT are similar to that used in a stepper machine, which allows the users of our Alenax Bicycles to exercise in a natural walking or jogging motion that is the bio-mechanically correct way of exercise without any trauma often associated with many alternate forms of exercise. We believe that our NMT bicycles and fitness trainers are able to provide our customers with the results they want, such as variable stroke and non-impact motion, but with much less the damage to their lower back, hips, knees, and ankles that traditional biking or jogging on pavement, may develop. We believe that our products are particularly good for elderly, because our products are not only safe and gentle, but also cardiovascular and anaerobic.

Our Products

We provide a new generation of cycling and products using our Natural Motion Technology. Our products include NMT's bicycles, fitness/home trainers, and electric bicycles.

Alenax Bicycles:

Our major products are Alenax bicycles, which are able to provide with more smoother, up and down pumping, or stepping action, similar to our body's natural walking and running motion.

The operating principles of Alenax bicycles are relatively simple. The pedal levers travel up and down through the maximum power range that has an arc of 135 degrees. As the lever on one side is depressed, the opposing lever is raised. A full lever stroke or a partial stroke may be applied to propel the bicycle. Lever strokes require far less leg motion than the 360-degree movement required with a conventional bicycle.

Our study showed that Alenax bicycles are able to increase bicycles' propulsion power significantly, compared to their conventional circular pedaling models. The propelling force of the Alenax lever is constant, which is different from those conventional bicycles with variable, circular ascending and descending crank motion. The levers driving the Motion Plus Technology do not revolve. Accordingly, their length can be extended to take advantage of the power of leverage. Since the levers of Alenax bicycles do not revolve, greater ground pedal clearance over rough terrain and around turns is allowed. Propulsion of a bicycle using the NMT results in significantly greater distance traveled, for a given expenditure of effort, than a bicycle using conventional bicycle technology.

An Alenax bicycle looks like a conventional bicycle. What makes big difference is the NMT applied on the bicycle. An Alenax with NMT bicycle has two main components: (i) Controller: this parts control the 6-different pedaling motions of the multi-function bike and (ii) Rear Hub: a dual ratcheting sprocket which is engaged by a drive chain.

We have introduced a line of NMT-bicycle that is propelled exclusively by the NMT. This line of NMT-bicycle is in different models with multiple sizes for men and women, and looks like popular cruisers and mountain bikes that offer comfortable upright riding. In the later stage, we will introduce adult tricycle, outdoor recumbent (reclining) bicycles, and arm/shoulder ergometers. Lightweight, higher performance bicycles will also be introduced to appeal to the performance biking community and to meet the dynamic and continually changing needs of the market.

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

Most conventional bicycles are not structurally or functionally designed specifically for use of rehabilitation. Our technology may fill this huge untapped market, especially in the "middle-aged" population. The NMT configuration in NMT 's bicycle allows the rehabilitating person who uses
NMT 's bicycle in a stationary mode (sitting on a stand) to transfer the natural gait motion of 135 degrees from the inside to the outdoor with the same bike (without the stand).

NMT-Fitness/Home Trainers:

Our fitness/home trainers are a natural development of our experience with physical therapists using our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of motion) in the stationary bike, as patients move from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. Our Versi-Trainer meets that demand with training and rehabilitative device that provides the following six different sets of exercises:

   o   Alternate up and down pumping motion;
   o   Simultaneous with both feet parallel to each other;
   o   Bilateral-One foot pumps while the other foot rests motionless;
   o   One foot pumps 360 degrees while the other foot rests motionless;
   o   360-degree rotation-conventional bike pedaling-opposed pedals; and
   o   Parallel pedaling-360 degree rotation.

The Versi-Trainer allows individuals to exercise their abdominals, hips (lateral rotators), quadriceps, hamstrings, and gluteus (butt) muscles. All actions are performed in the correct biomechanical positions.

NMT-Electric Bicycles:

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

Sale and Marketing

We plan to market our products to the following markets, both domestically and internationally:

   (a) Stepper Users: In this industry, the stepper market is one of the fastest growing segment. Our MTS-bicycles are attractive to this segment because our NMT- bicycles allow the stepper motion and muscle conditioning to be taken outdoors.

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

Research and Development

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and three types of exercise bicycle. For the years ended June 30, 2008 and 2007, we spent $27,309 and $31,274, respectively, on our Research and Development activities.

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

Employees

As of June 30, 2008, we had 21 full-time employees. We believe that we have good relations with our employees.




Item 1A.   RISK FACTORS


Our business, financial condition and operating results, or the value of any investment you make in the stock of our Company, or both, could be adversely affected by any of the factors listed and described below. These risks and uncertainties, however, are not the only ones that we face. Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

OUR OPERATIONS HAVE BEEN DEVOTED TO MARKETING OUR PRODUCTS AND WE HAVE NOT LAUNCHED OUR PRODUCTS TO A LARGE NUMBER OF CUSTOMERS, MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We dedicated our resources to development and marketing our Alenax bicycles until recently and have not yet launched a product to a large number of customers. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

   o offer new and innovative products to attract and retain a larger customer base;
   o increase awareness of our brand and continue to develop user and customer loyalty;
   o  respond to competitive market conditions;
   o  manage risks associated with intellectual property rights;
   o  maintain effective control of our costs and expenses;
   o  raise sufficient capital to sustain and expand our business;
   o  attract, retain and motivate qualified personnel; and
   o upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

WE HAVE ONLY RECENTLY BEGUN PRODUCTION OF OUR PRODUCT AND MAY ENCOUNTER MANUFACTURING PROBLEMS DURING THE PRODUCTION PROCESS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our Alenax product is a new product. The manufacture of our Alenax product involves complex and precise processes, which we have subcontracted to another company. To date, we have only initiated a limited production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the Alenax product and have an adverse impact on our business and prospects.
The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our results of operations and financial condition.

WE CURRENTLY LACK LIQUIDITY AND HAVE LIMITED REVENUES. WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

As of June 30, 2008 we had cash and cash equivalents of approximately $2,064. Substantially all of our cash has been raised through capital raising transactions rather than operations. In order to manufacture and sell our products and to implement our business plan, we need substantial additional capital. We are currently considering possible sources for additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $500,000. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on us.

OUR ALENAX PRODUCTS MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES, RESULTING IN COSTLY LITIGATION OR DIVERTING MANAGEMENT'S ATTENTION AND RESOURCES.

As to date we have not experienced any defects in our Alenax products. However, there can be no assurance that, despite testing, defects will not be found in the current version, or in any new versions or enhancements of our products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers.
The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET. IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO SELL OUR PRODUCTS, ATTRACT AND RETAIN CUSTOMERS AND GROW OUR BUSINESS.

The market for our products is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete primarily in China with many large and small companies. Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products or services than we can. If we cannot compete effectively, we may never become profitable.

FLUCTUATIONS IN OPERATING RESULTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations, our results of operations or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

ALL OUR OFFICERS AND DIRECTORS RESIDE OUTSIDE OF THE UNITED STATES WHICH COULD MAKE IT DIFFICULT TO ENFORCE POTENTIAL CIVIL LIABILITIES AND JUDGMENTS.

All our officers and directors are residents of countries other than the United States, and all of our assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.


             Risks Related to Investment in Our Securities


THERE IS A LIMITED MARKET FOR OUR COMMON STOCK. OUR COMMON STOCK IS THINLY TRADED AND, YOU MAY BE UNABLE TO SELL AT OR NEAR "ASK" PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Our common stock is currently listed on the OTC Bulletin Board under the symbol "TRBX"; our stock has been trading since August 1998. We cannot predict the extent to which an active public market for our common stock will be sustained. If a trading market is sustained, we expect our common stock to continue to be "thinly-traded" on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, if a market for our common stock is sustained, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock will be particularly volatile given our status as a relatively small company with a small and thinly traded "float" that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER PAY DIVIDENDS. INVESTORS SEEKING CASH DIVIDENDS SHOULD NOT PURCHASE OUR COMMON STOCK.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.




Item 1B.    UNRESOLVED STAFF COMMENTS


None.




Item 2.  PROPERTIES



We lease approximately 280 square meters of office at 1 Yongan Road in Tianjin,
300024, China, under a three-year lease which expires on March 2009.   The
monthly rent is $1,000. We do not own any real estate. We believe the leased facilities will be sufficient to meet our needs for the next twelve months.

We also lease approximately 1,400 square meters of R&D facility at 84 Ui Meon-Rd. Taichung, Taiwan. The monthly rent is $1,400.

We maintain a mailing address in the United States at 1472 Cedarwood Drive, Piscataway, NJ 08854, which is provided to us free of charge by a third party.



Item 3.   LEGAL PROCEEDINGS


As of June 30, 2008, we had four outstanding judgments totaling in the amount of $381,000 against the Company, from unpaid loans (Bernard Koff , $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to the middle of 1990s. Negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

Other than the judgments disclosed as above, there are no actions, suits, proceedings or claims pending against or materially affecting the Company.




Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



None.







                                            PART II




Item 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


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

Since February 26, 2007, our common stock has been re-quoted on the OTC Bulletin Board under the symbol "TRBX.OB." Trading in our common stock has been minimal with limited or sporadic quotations. The following table sets forth the high and low sales prices for our common stock, as reported by the OTB Bulletin Board, for the periods indicated.


                                   2008                     2007
                         -----------------------   ----------------------
                            High         Low          High        Low
                         ---------   -----------   ----------  ----------
  Fourth Quarter         $  0.06      $   0.04     $    0.06   $   0.04
  Third Quarter             0.09          0.03          0.06       0.03
  Second Quarter            0.05          0.03          0.05       0.03
  First Quarter             0.06          0.03          0.06       0.03
                         ------------------------------------------------

Holders

As of September 27, 2008, there were 24,169,922 shares of Common Stock issued and outstanding, held by approximately 312 holders of record as indicated on the records of our transfer agent, which is Island Stock Transfer, St. Petersburg, Florida 33701.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On May 22, 2007, we issued 130,000 common shares to two individuals at a price of $0.04 per share for services provided. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved. The shares so issued bear a restrictive legend. The recipients took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

On May 22, 2007, we issued 916,920 common shares to thirteen (13) individual investors in a private placement at a price of $0.15 per share for an aggregate of $118,038 in cash. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved. The shares so issued bear a restrictive legend. The investors took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of the Company's fiscal year covered by this report, there was no purchase made by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.




Item 6.  SELECTED FINANCIAL DATA


Not applicable.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT product. For the years ended June 30, 2008 and 2007, the Company had total revenue of $610,365 and $317,162, respectively.

In 2006 and 2007, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed. Since second half of 2007, the Company has started to focus on market and sales of our products. The Company believes that it now has a modern, sophisticated, marketable, product line, which is ready for production and sale.

On the product side, during fiscal 2008, the Company has completed its development of a new type of Alenax Uni-Set bicycle, on which Magnesium material is used especially designing for reducing weigh and for high-end market. A new model Alenax 5200 is also completed. At the same time, the Company completed the test of a new designed electric bike, one-way and six-way bike, for the public bike of Soul City Government, Korea.

On the marketing side, in January 2008, the Company held "The China National Tae Kwon Do Championship" in Tianjing, China. In March 2008, the Company attended "Taiwan International Bicycle Show". In February 2008, the Company had a meeting in Tijing, China, with "The Advanced Media Company" of Japan, who agreed to sell our product, Alenax bike, through Japan QVC, one of the largest home shopping company in Japan. In addition, because of our successful sponsorship of "Anenx Cup 2008 the 18th Asian Tae Kwon Do Championship", which was held in April 2008, China National Tae Kwon Do Association has agreed to market Alenax products in three provinces of China.

In February 2008, the Company entered into a sales and marketing agreement with World Tae Kwon Do Federation. Under the agreement, the Company is able to sell and market its Alenax products through their 350,000 Tae Kwon Do Schools worldwide.

The Company is currently discussing with several business firms and organizations, including The Nike Inc., Portland, Oregon, the Reebok, Korea and China Basket Ball Association, for possible sales of our Alenax product and marketing opportunities. To date no definitive agreements have been reached.

Results of Operations

For the Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

Revenues

For the year ended June 30, 2008, we had total revenue of $610,365, as compared to $317,612 for the year ended June 30, 2007. Of the total revenues generated in fiscal 2008, $556,400 was derived from license and distributor revenue, and $53,965 was from product sale.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended June 30, 2008 and 2007, our cost of revenues was $45,970 (for the sale of $53,965) and $211,160 (for the sale of 317,612) respectively, approximately 85.1% and 66.6% of the revenues.

Operating Costs and Expenses

For the year ended June 30, 2008, our total operating costs and expenses increased by 228%, from $569,142 in fiscal 2007 to $2,437,713 in fiscal 2008. The increase in operating expenses was largely due to bad debts of $1,969,369. During the period, the depreciation expense was increased by $980 from $18,770 in 2007 to $19,750 in 2008 because of increased property and equipment.

Other Income and Expenses

For the year ended June 30, 2008, our total other expenses were $139,923, of which $222,579 was write-off of deferred taxes, $159,031 of interest expense, and partially offset by income from forgiveness of debts in an amount of $241,559. In fiscal 2007, our total other expenses were $14,249, of which $302,073 was interest expense, and partially offset by income from forgiveness of debts in an amount of $294,283.

Net Loss

Net loss for the years ended June 30, 2008 and 2007 were $2,013,239, or $0.08 per share, and $477,389, or $0.02 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of June 30, 2008, the Company's cash and cash equivalents balance was $2,064.

For the year ended June 30, 2008, net cash was used in operating activities of $2,662,324, largely due to our net loss of $2,013,239, decrease in accounts payable of $1,553,930, and decrease in notes and interest payable (reclassified to long term) of $2,022,586.

During fiscal 2008, net cash provided by the Company's investing activities were $2,623,773, of which $2,578,633 was due to the reclassification of notes and interest payable to long term, $157,771 provided by patent expenditure, and $112,631 was used in investing activities to purchase property and equipment. During the same period, the Company's financing activities provided net cash of $25,000 from common stock subscribed.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, as of June 30, 2008, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of June 30, 2008, there were no off-balance sheet arrangements.

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




Item 7A.   Quantitative and Qualitative Disclosures About Market Risk


Not applicable.




Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             Stan J.H. Lee, CPA
                     794 Broadway, Chula Vista, CA 91910
     Tel:619-623-7799; Fax:  619-564-3408; E-mail) stan2u@gmail.com



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
TRB Systems International, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheets of TRB Systems International, Inc. and Subsidiaries as of June 30, 2008 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of TRB Systems International, Inc. as of June 30, 2007 were restated on January 10, 2008, expressed unqualified opinion on those statements. Our report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc and Subsidiary as of June 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2-b, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ Stan J.H. Lee
-----------------------------------
Certified Public Accountants

Chula Vista CA
September 25, 2008





                                TRB SYSTEMS INTERNATIONAL INC.
                               Statements of Financial Position







                                          ASSETS
                                                                 June 30, 2008         June 30, 2007
                                                                ------------------    ----------------
                                                                                         (restated)
Current Assets
Cash......................................................       $         2,064      $       39,432
Trade accounts and license fee receivable, net............               370,295           2,239,767
Inventories...............................................                85,332              72,621
                                                                ----------------      --------------
     Total Current Assets.................................               457,691           2,351,820

Property and Equipment, Net...............................               259,856             166,975

Other Assets
Prepaid and other assets..................................               160,918             120,545
Deferred tax asset........................................                     -             222,579
Patents...................................................               157,771                   -
                                                                 ----------------     ---------------
     Total Other Assets...................................               318,689             343,124
                                                                 ----------------     ---------------

Total Assets..............................................        $    1,036,236       $   2,861,919
                                                                 ================     ===============


                                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities..................        $       21,885       $     220,119
Notes and interest payable................................               235,583           2,258,169
Advances from customers...................................                     -             171,440
Convertible debt..........................................               142,611             142,611
Legal judgments payable...................................               381,000             381,000
Corporation income taxes payable..........................                   935                 935
                                                                 ----------------     ---------------
     Total Current Liabilities............................               782,014           3,174,274

Indebtedness to related party.............................               499,783             499,783
Notes and interest payable................................             2,578,633                   -
                                                                 ----------------     ---------------

Total Liabilities.........................................             3,860,430           3,674,057
                                                                 ----------------     ---------------

Stockholders' Equity (Deficit)
 Common stock, $0.001 par value, 30,000,000 shares authorized;
 23,699,922 shares issued and outstanding as of
 June 30, 2008 and 2007...................................                23,700              23,700
Additional paid-in capital................................             3,228,810           3,228,810
Common stock subscribed but not issued....................                25,000                   -
Retained earning (deficit)................................           (6,077,887)         (4,064,648)
Other comprehensive loss - foreign currency...............              (23,817)                   -
                                                                 ----------------    ----------------
Total Stockholders' Equity (Deficit)......................           (2,824,194)           (812,138)
                                                                 ----------------    ----------------

Total Liabilities and Stockholders Equity (Deficit).......       $     1,036,236      $    2,861,919
                                                                 ================    ================




                                See Notes to the Consolidated Financial Statements







                                  TRB SYSTEMS INTERNATIONAL INC.
                                    Statements of Operations


                                                                Year Ended           Year Ended
                                                               June 30, 2007        June 30, 2007
                                                            ------------------    -----------------
                                                                                     (restated)
REVENUES
License and distributor revenue......................        $       556,400       $            -
                                                            -----------------      ---------------

Sales................................................                 53,965              317,162
                                                            -----------------      ---------------
Total revenues.......................................                 53,965              317,162

Cost of Revenues.....................................                 45,970              211,160
                                                            -----------------      ---------------
Gross Profit.........................................                  7,995              106,002
                                                            -----------------      ---------------

Total Operating Revenue..............................                564,395              106,002

OPERATING COSTS
Operating expenses...................................                448,594              550,372
Bad debts............................................              1,969,369                    -
Depreciation expenses................................                 19,750               18,770
                                                            -----------------      ---------------
Total Operating Costs................................              2,437,713              569,142

OPERATING INCOME (LOSS)..............................            (1,873,318)            (463,140)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts.....................                241,559              294,283
Foreign currency translation.........................                      -              (6,459)
Write-off of deferred taxes..........................              (222,579)                    -
Interest income......................................                    130                    -
Interest Expense.....................................              (159,031)            (302,073)
                                                            -----------------      ---------------
Total Other Income (Expenses)........................              (139,921)             (14,249)

NET LOSS BEFORE INCOME TAX AND BENEFIT...............            (2,013,239)            (477,389)

Current income taxes.................................                      -                    -
Deferred income taxes................................                      -                    -
Income tax benefit...................................                      -                    -
                                                            -----------------     ----------------
                                                                           -                    -

NET INCOME (LOSS)....................................        $   (2,013,239)        $   (477,389)
                                                            =================      ===============

COMPREHENSIVE LOSS
Unrealized foreign currency transaction loss.........               (23,817)                    -

Comprehensive Loss...................................        $   (2,037,056)        $    (477,389)
                                                            =================      ===============

BASIC EARNINGS (LOSS) PER SHARE......................        $        (0.08)        $       (0.02)
                                                            =================      ===============
DILUTIVE EARNINGS (LOSS) PER SHARE...................        $        (0.08)        $       (0.02)
                                                            =================      ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.             23,699,922            23,699,922
                                                            =================      ===============




                            See Notes to the Consolidated Financial Statements






                                        TRB SYSTEMS INTERNATIONAL INC.
                                  Statements of Stockholders' Equity (Deficit)





                                                                         Additional       Retained                     Total
                                            Common          Common        Paid-in         Earnings        Other      Stockholders'
                                           Shares            Stock         Capital        (Deficit)       Items         Equity
                                     -----------------  -------------- ---------------  --------------  ----------   ---------------

Balance, June 30, 2006                   22,783,002      $    22,783    $   3,106,489   $ (3,587,259)   $       -     $   (457,987)

Common stock issued
 For service at $0.04 per share
 on May 22, 2007                            130,000             130             5,070               -           -            5,200

Common stock issued for cash
  At $0.15 per share on May 22, 2007        786,920             787           117,251               -           -          118,038

Net loss for the year ended June 30, 2007         -               -                 -       (477,389)           -        (477,389)
                                     ---------------    --------------  --------------  -------------  -----------   --------------
Balance, Jun 30, 2007                    23,699,922          23,700         3,228,810     (4,064,648)           -        (812,138)

Net loss for the year ended
     June 30, 2008                                -               -                 -     (2,013,239)           -      (2,013,239)

Foreign currency transaction adjustment           -               -                 -              -     (23,817)         (23,817)

Common stock subscribed but not issued            -               -                 -              -       25,000           25,000
                                    ================   =============    =============  =============   ===========    ============
Balance, Jun 30, 2008                    23,699,922     $    23,700      $  3,228,810  $ (6,077,887)   $    1,183    $ (2,824,194)





                                       See Notes to the Consolidated Financial Statements








                                 TRB SYSTEMS INTERNATIONAL INC.
                                   Statements of Cash Flows




                                                                     Year Ended             Year Ended
                                                                    June 30, 2008          June 30, 2007
                                                                 ------------------   ---------------------
                                                                                            (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................      $     (2,013,239)     $         (477,389)
Adjustments to reconcile net loss to net cash
 Provided (used in) operating activities:
 Depreciation and amortization expenses....................                 19,750                 18,770
Changes in operating assets and liabilities
 (Increase) decrease in accounts receivable................              1,553,930                      -
 (Increase) decrease in inventories........................               (12,711)                162,104
 (Increase) decrease in other current assets...............                      -                      -
 Increase in indebtness of related party...................                      -                100,793
 Increase in prepaid expenses and other assets.............               (40,373)                 42,755
 Increase (decrease) in deferred tax assets................                 22,579                      -
 Increase (decrease) in accounts payable and accrued liabilities         (198,234)              (176,768)
 Increase (decrease) in customer advance...................              (171,440)                 10,897
 Increase (decrease) in notes and interest payable
   -reclassified to long term..............................            (2,022,586)              (141,958)
 Reclassification of legal judgments payable from
   non-current liabilities through reclassification........                381,000                381,000
                                                                 -----------------      ------------------
     Net cash used by operating activities.................            (2,662,324)               (79,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment.........................              (112,631)               (38,725)
Patent expenditure.........................................                157,771                      -
Notes and interest payable reclassified to long term.......              2,578,633                      -
Reclassification of legal judgments payable to current liabilities               -              (381,000)
                                                                 -----------------      -----------------
     Net cash used in investing activities.................            (2,623,773)              (419,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and accrued interest deferred............                      -                382,392
Issuance of common stock...................................                      -                123,238
Common stock subscribed....................................                 25,000                      -
                                                                  -----------------     -----------------
     Net cash provided by financing activities.............                 25,000                505,630

Net increase (decrease) in cash............................               (37,368)                  6,109

CASH, BEGINNING OF YEAR....................................                 39,432                 33,323
                                                                  ----------------      ------------------
CASH, ENDING OF YEAR.......................................         $        2,064       $         39,432
                                                                  ================      ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during year for Interest.........................         $      159,031        $       302,073
                                                                  ================       =================
Cash paid during year for taxes............................         $            -        $             -
                                                                  ================       =================




                          See Notes to the Consolidated Financial Statements.








                            TRB SYSTEMS INTERNATIONAL, INC.
                      Notes to Consolidated Financial Statements
                                   June 30, 2008


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

a.  Liquidity

As of June 30, 2008, the Company had cash and cash equivalents totaling
$ 2,064 as compared to $ 39,432 at June 30, 2007. As of June 30, 2008, the Company had working capital of $(324,323) compared to a working capital of $ (822,454) at June 30, 2007. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

The Company believes its available cash, cash equivalents, in combination with additional license and distributor payments and loans from related parties will be sufficient to meet its anticipated capital requirements which consists mainly on-going working capital needs.

Prior to the commercialization of its products, substantial capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities.

The Company believes that $ 500,000 would be needed within the next 12 months for this purpose.

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

b. Going Concern

The Company incurred accumulated net losses of $ 6,077,887 from the period of April 11, 1997 (Date of Inception) through June 30, 2008. It has recently commenced operations of active sales and it is not profitable yet raising substantial doubt about the Company's ability to continue as a going concern.

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

c.  Principles of Presentation and Consolidation

The consolidated financial statements include TRB Systems International, Inc., non-operating company and its wholly-owned subsidiary operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is June 30th. The year ended June 30, 2008 is referred to as "2008", the year ended June 30, 2007 is referred to as "2007". Our consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company account balances and transactions have been eliminated

d.  Use of Estimates

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

f. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2008, the Company has no bank account in the United States.

At June 30, 2008, the Company had deposits of $ 1,463 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2008. At June 30, 2008 and 2007, our bank deposits by geographic area were as follows:

    COUNTRY                   2008                        2007
----------------   ------------------------   ------------------------
United States      $  -0-          -0- %       $     -0-       -0- %
China                  1,463      100%            35,812       100 %
                   ---------     ----------    ----------  -----------
                   $   1,463      100 %        $  35,812       100 %
                   =========     ==========    ==========  ==========

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits in China.

g. Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2008 and 2007, the Company has recorded an allowance for doubtful accounts of $ 1,969,369 which then were written-off and $ -0-, respectively.

h.   License and Distributor Agreements

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


                          Future Commitments Per Agreements

                              1st Yr         2nd Yr         3rd Yr
    Countries                 (Bikes)       (Bikes)       (Bikes)       Total
 ----------------------     ----------    -----------   -----------   -----------
Licensees

Japan                        40,000         80,000        200,000      320,000
India                        50,000         90,000        200,000      340,000
Nigeria & Benin               5,000          9,000         10,000       24,000
Tanzania                      1,000          2,000          3,000        6,000
Vietnam                       4,000          7,000         10,000       21,000
Korea                        13,000         31,000         62,000      106,000

Distributors
USA

 CA-Orange County             1,500          3,000          5,000        9,500
 CA-LA County                 3,000          5,000          7,000       15,000
 Maryland & Delaware          1,000          2,000          2,840        5,840
 New York
 Long Island/Queens           1,000          2,000          3,000        6,000
----------------------------------------------------------------------------------


i.  Inventories

Inventories consist of bicycles and bicycle parts. Inventories are stated at the lower of cost or market using FIFO (First In, First Out). The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

j. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At June 30, 2008 and 2007, our consolidated balance sheet includes prepaid expenses and other current assets of $160,918 and $ 120,545, respectively.

k.  Property and Equipment

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

l.  Impairment of Long-Lived Assets

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

m.  Revenue Recognition

Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

Revenue from the performance of services is recognized upon completion of the service.

n.  Income Tax

We accounted for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

o. Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2008 was $23,817. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2008, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 6.87180 RMB.

p. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

q.  Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

 r. Advertising

Advertising is expensed as incurred and were $ 62,539 for the year ended June 30, 2008 and not material amount in 2007.

s.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $27,309 for the year ended June 30, 2008 as compared to $29,090 for the year ended June 30, 2007.

t.  Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

u.  Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

v. New Accounting Pronouncements:

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS 141R.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends
ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160.

In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments an d hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company has not determined the impact of SFAS 159 on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).The Board is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement
No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                                 2008                     2007
                                          -------------------       ------------------


 Accounts Receivable                         $     370,295            $   2,614,767
 Less: Allowance for Doubtful Accounts                 -0-                 (375,000)
                                          ------------------         ----------------
 Net Accounts Receivable                     $     370,295             $   2,239,767
                                          ==================         ================



NOTE 4 - INVENTORIES

At June 30, 2008 and 2007, inventories consisted of:


                                                2008                      2007
                                           ----------------           --------------

    Parts ......................             $      6,482              $      8,416
    Finished goods .............                   78,850                    64,205
                                           ----------------            -------------
                                                   85,332                    72,621
    Less: Reserve for slow moving inventory           -0-                      -0-
                                           ----------------            -------------
                                             $     85,332              $     72,621
                                             ==============            =============


5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:


                                                  2008                  2007
                                            ------------------    ------------------
Office Equipment                             $     77,598            $     43,424
Tools and Machinery                                79,321                  79,321
Automobile                                         50,947                  50,947
Moldings                                          767,518                 689,061
Booth for Show                                    137,470                 137,470
Informational tapes and other
   promotional materials                           50,000                  50,000
                                            ------------------    ------------------
                                                1,162,854               1,050,223
Less: Accumulated Depreciation                  (902,998)               (883,248)
                                            -----------------      -----------------
                                             $    259,856            $    166,975
                                            =================      =================

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2008, ABL Properties owes the Company $ 143,395 and $ 200,000 is owed to ABL Properties.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2008, the outstanding amount due was $ 443,178.

The net payable to ABK Properties and Byung Yim is $499,783 as of June 30,
2008.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2008 the accounts payable and accrued expenses were $ 21,885 and $ 220,119 as of June 30, 2007. During the year ended June 30, 2008, management as written off $220,119 accrued expenses originating from prior to year 2000 under the basis that no creditor has pursued collection to date and internal determination that these payable will ever be paid. Such a transaction resulted in reduction of accounts payable and recognition as income from forgiveness of debts in the statements of operations.

8. ADVANCE FROM A CUSTOMER

The company received advance from a customer in anticipation of future shipment. The terms depend case by case in that it may be refundable or forfeited as stipulated by related provision in the sales contracts.

Advance from a customer is refundable in case if the shipment doesn't occur within the specified time. Advance becomes earned revenue when the goods are shipped and invoiced.

9.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals from whom the Company borrowed funds for working capital. As of June 30, 2008, the Company had notes payable in the amount of $2,028,856 and accrued interest payable of $ 785,360. Interest expense attributable to notes payable totaled $ 159,031 during the year 2008. Company has successful renegotiated with all of the creditors for its modification of interest rates lower and extension of maturity.


As of June 30, 2008:

                    Notes Payable                       Rate-Simple   Accrued Interest
 Note Holder         Balance        Maturity Date        Interest          Amount
--------------    --------------   ------------------  -----------   ------------------
In W.Whang          $  100,000         06/30/2009          10%              $ 88,750
Byung K.Cho             30,215         06/30/2009          10%                16,618
Janak Shah             120,000         05/10/2010          10%                83,400
Xiao Wei Lu             45,000         12/30/2010          10%                25,494
Ok Yeo Chong           127,887         12/31/2010          10%                40,669
Joon Ki Moon           100,000         06/30/2009          10%                64,000
Young Sik Kwon         695,652         12/31/2010          10%               326,954
Seok Nyu Lee            12,931         10/09/2010          10 %                8,633
Kil Ja Bark             99,138         02/09/2011          10%                61,466
Hwa Suk Kim             12,931         11/26/2009          10%                 9,310
Byung Yim               41,530         06/30/2010          0%                  3,828
Ok Yeo Chong           246,556         12/31/2010          10%                56,239
Ok Yeo Chong           346,696         12/31/2011          0-10 %                -0-
Byung Yim               50,320         12/31/2011          0 %                   -0-
---------------------------------------------------------------------------------------
       Total       $ 2,028,856                                             $ 785,360
---------------------------------------------------------------------------------------

 10.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611 which carry annual interest rate equivalent to U.S. bank's prime rate.

The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of June 30, 2008 the lenders have not exercised their option, management is negotiating an extension on the notes.

11.  PENDING SUITS AND JUDGMENT

As of June 30, 2008, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period.

The outstanding judgments consist of:


Creditors / Creditors' Attorneys                       2008                 2007
                                          -------------------------------------------------
Cherenson, Carroll & Holzer	                 $       44,000          $   44,000
The Sawtooth Marketing Group Inc.                      56,000              56,000
Hong 	                                                 89,000              89,000
Bernard & Koff	                                    192,000             192,000
                                          -------------------------------------------------
                              Total            $      381,000          $  381,000
                                          -------------------------------------------------

12.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2008 the amount of voting common shares issued and outstanding are 23,699,922 and additional paid in capital of $ 3,228,810.

On May 22, 2007, Company issued a total of 130,000 to separate individual and entity in exchange for professional service rendered valued at $ 5,200 or $ .04 per share. On the same date, additional 786,920 shares were issued in exchange for cash contribution of $ 118,038 valued at $ .15 per shares.

13.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2008 and 2007 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

14.  INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People's Republic of China and the United States.

The Company has a US net operating loss carry forward for tax purposes totaling approximately $ 5,041,202 at June 30, 2008. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2027 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. . Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company's subsidiary in China is governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of approximately 25 %. The Company intends to utilize profits earned by its Chinese based subsidiary in China to expand its PRC based operations.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2008 and 2007:


                                                          Year Ended         Year Ended
                                                            June 30,          June 30
                                                             2008                2007
                                                       -----------------  -----------------
Tax benefit computed at "expected" statutory rate       $   (637,693)      $    (151,213)
State income taxes, net of federal effect                   (191,258)            (45,352)
US effective rate in excess of China tax                            -                   -
Other permanent differences                                         -                   -
China tax exemptions                                                -                   -
Increase in valuation allowance                               858,951             196,565
                                                        ---------------   ----------------
Net income tax benefit                                   $          -      $            -
                                                         ==============   ================


Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:


                                                        June 30,          June 30,
                                                          2008             2007
                                                    ---------------    ----------------
Tax benefit of net operating loss carryforward       $  2,243,335        $  1,384,384
Allowance for inventory obsolescence                            -                   -
Valuation allowance                                   (2,243,335)         (1,161,805)
                                                    ---------------    ---------------
Net deferred tax asset recorded                      $          -        $    222,579
                                                     ==============    ===============


After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at June 30, 2008 and 2007, due to the uncertainty of realizing the deferred income tax assets. During 2008, the valuation allowance was increased by $ 858,951 from the prior year.

NOTE 15- OPERATING RISK

(a) Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings. Substantially all of the Company's cash accounts are located in Tianjin, of the Peoples Republic of China ("PRC").

(b) Country risk

Revenues of Alenax are mainly derived from the sale of finished bikes and parts in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(c) Product risk

Alenax might have to compete with larger companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that Alenax will remain competitive should this occur.

(d) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e) Key personnel risk

The Company's future success depends on the continued services of Mr. Byung D. Yim, both in China and in the United States. The loss of his service would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key man insurance on his life. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

NOTE 16 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended June 30, 2008, the Company operated in two reportable business segments
(1) licensing and (2) wholesale of finished bikes and parts segment.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the year ended June 30, 2008 is as follows:

                              Licensing Segment     Wholesale of Bikes     Consolidated
                                 Segment (1)           Segment (2)            Total
                            -------------------    --------------------  -----------------
Net Revenues                    $  556,400              $ 53,965             $ 610,365
Cost of sales                     (45,970)              (45,970)
Operating expenses             (2,193,666)             (224,297)           (2,417,963)
(excluding depreciation
Depreciation and amortization
Interest expense                  (79,516)              (79,516)             (159,032)
Segment Assets                   $ 719,190           $   317,046           $ 1,036,236



 17.  COMMITMENTS AND CONTINGENCIES

17.1  Lease Commitments

Company leases its office space in Tianjin China on a month-to-month basis. Its monthly minimum rental is $1,000.

Rental expense for the year ended June 30, 2008 and 2007 are $ 18,421and $15,578, respectively.

17.2   Litigation

As per the Company, as of June 30, 2008, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 11.

NOTE 18 - SUBSEQUENT EVENTS

 There is no subsequent event(s) management believes it is to be disclosed.




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


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



Item 9A(T).    CONTROL AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rulers 13a-15(e) and 15d-15(e) have concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b) Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's management assessed the effectiveness of its internal control over financial reporting as of June 30, 2008. The Company's management concluded that, as of June 30, 2008, its internal control over financial reporting is effective.

(c) Changes in internal controls. There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.




Item 9B.   OTHER INFORMATION


None.





                                         PART III



Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

     Name          Age               Positions
---------------  -----  -------------------------------------------------------
Byung D. Yim       67   President, Chief Executive Officer, Chief Financial
                        Officer, and Director
Marn T. Seol       69   Vice Chairman of the Board of Research and Development
August Rheem       73   Vice President & Director
Joon Ki Moon       29   Secretary & Director

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

August Rheem has been our Vice President since January 1996 and elected to new board of director in May, 2006. Mr. Rheem graduated with a BA degree in economics from Yen Se University in Seoul, Korea. Prior to his joining the Company, he had served as President of Leisure Dynamic Corp. for eight years, and President of H.J. Sports, Inc. for twelve years.

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

Election of Directors and Officers

Holders of our common stock shares are entitled to one (1) vote for each share held on all matters submitted to a vote of the shareholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted.

The Board of Directors of the Company shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified. If a vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

Family Relationships

Mr. August Rheem is brother of Mr. Byung Yim, the President and CEO of the Company.

Significant Employees

There are no significant employees other than our executive officers.

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

Director Independence

Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and has determined that none of our directors is independent based upon such criteria.

Committees of the Board of Directors

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

Audit Committee and Audit Committee Financial Expert

We have not formally appointed an audit committee, and therefore, our board of directors serves the function of an audit committee.

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

Based solely upon a review of the copies of such forms furnished to us and information involving securities transactions of which we are aware, we believe that during the fiscal year ended June 30, 2008, our executive officers, directors and greater than 10% beneficial stockholders were complied with
Section 16(a) filing requirements, except that Mr. Joon Ki Moon, our secretary, failed to file "Initial Statement of Beneficial Ownership of Securities" on Form 3 when he was selected as secretary of the Company in December 2006.




Item 11.    EXECUTIVE COMPENSATION


The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

Summary Compensation Table:


--------------------------------------------------------------------------------------------------------
                                                         Non-         Nonquali-
                                                        Equity          fied
                                                      Incentive      Deferred         All
Name and                             Stock    Option    Plan        Compensation      Other
Principal          Salary   Bonus   Awards   Awards  Compensation     Earnings    Compensation    Total
Position     Year    ($)     ($)     ($)      ($)       ($)              ($)          ($)          ($)
--------------------------------------------------------------------------------------------------------
Byung Yim   2008   50,000     -       -        -         -             -               -        50,000
CEO and     2007   50,000     -       -        -         -             -               -        50,000
President   2006   50,000     -       -        -         -             -               -        50,000
--------------------------------------------------------------------------------------------------------


Option/SAR Grants

We do not have stock option plans. No stock options have been granted or exercised by any of the officers or directors since our inception.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since the Company's inception; accordingly, no stock options have been granted or exercised by any of the officers or directors.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

We have not paid our directors compensation for serving on our board of directors. Our Board of Directors may in the future decide to award the members of the Board of Directors cash or stock based consideration for their services to us, which awards, if granted shall be in the sole determination of the Board of Directors.

Employment Contracts, Termination of Employment, Change-in-Control
Arrangements

There are no employment agreements between the Company and its executive officers. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change in control or a change in the named executive officer's responsibilities following a change in control.




Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS



Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2008, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


     Title of           Name and Address      Amount and Nature of    Percent of
      Class           of Beneficial Owner     Beneficial Ownership      Class (1)
 -----------------  ---------------------   ------------------------  ------------
 Common Stock         Byung D.Yim                      1,950,000          8.06%
                      1 Yong An Road
                      Tianjin, 300024, China

Common Stock         Motion Plus International (2)     5,752,998         23.80%
                     1472 Cedarwood Dr.
                     Piscataway, NJ 08854

Common Stock         Alexander B. Yim (3)              3,802,500         15.73%
                     6721 Washington Ave. Apt. 191
                     Ocean Spring, MS 39564
 ------------------------------------------------------------------------------------

(1)	Based on 24,169,922 shares of common stock outstanding as of September 27,
      2008.

(2)	5,752,998 shares owned by Motion Plus International Corp. and Byung Yim is president of the company.

(3)   Alexander B. Yim is the son of Byung Yim.


Security Ownership of Management

The table below set forth certain information, as of September 27, 2008, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.


    Title of        Name and Address     Amount and Nature of      Percent of
    Class          of Beneficial Owner    Beneficial Ownership      Class (1)
 --------------- ----------------------- ------------------------ --------------
Common Stock        Byung Yim (2)                  1,950,000            8.06%
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        Marn T. Seol (3)               1,003,000           4.15 %
                    One Yong An Road
                    Tianjin, 300024, China

Common Stock        August Rheem (4)                  25,000          0.001 %
                    19591 Aspendale Sq.
                    Ashburn, Va 20147

Common Stock        Joon K. Moon                     123,950          0.005%
                    Rome Garden D-902
                    Tianjing, 300024, China

                    Directors and officers
                    As a group                     3,101,950           12.9%
-------------------------------------------------------------------------------


(1) Based on 24,169,922 shares of common stock outstanding as of September 27, 2008.
(2)   Byung Yim is Chairman & CEO.
(3)   Marn T. Seol is our Vice Chairman of R&D.
(4)   August Rheem is our Vice President & Director



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE


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



Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES


(1) Audit Fees. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2008 and 2007 were $17,000 and $19,750, respectively.

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




                                   PART IV



Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE


(1) Exhibits

Exhibit No.                       Description
-------------------------------------------------------------------------------
   3.1 Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

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

   21 Subsidiaries of the registrant (Incorporated by reference to Annual Report on Form 10-KSB filed on June 22, 2006, Commission File
           No. 333-7242).

   31.1    Section 302 Certification of CEO and CFO

   32.1    Section 906 Certification of CEO and CFO


(2)  Financial Statement Schedule

     None.







                                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TRB SYSTEMS INTERNATIONAL INC.



By:/s/ Byung Yim
--------------------------------------------------
Byung Yim, President, Chief Executive Officer and
Chief Financial Officer

Date:   September 27, 2008



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Byung Yim
--------------------------------------------
Byung Yim, President, CEO, CFO and Director

Date:   September 27, 2008



By: /s/ August Rheem
------------------------------------------
August Rheem, Vice President and Director


Date:  September 27, 2008