Form 10-Q
period 2008-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2008-11-13
CIK 1042610

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ___________________

     Commission File Number:                   333-07242
                            __________________________________________________

                           TRB SYSTEMS INTERNATIONAL INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                             22-3522572
------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]    No [ ]

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)       Yes  [ ]        No [X]



                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,259,922 shares of common stock as of November 12, 2008.




                            TRB SYSTEMS INTERNATIONAL INC.


                                TABLE OF CONTENTS



Part I. Financial Information

Item1.  Financial Statements

   Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 4 Statements of Operations for the Three Months Ended September 30, 2008
    and 2007 (Unaudited)................................................       5
   Statements of Cash Flows for the Three Months Ended September 30,
    2008 and 2007 (Unaudited)...........................................       7
   Notes to Financial Statements........................................       8

Item 2. Management's Discussion and Analysis or Plan of Operation.......      11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....      14

Item 4T.  Controls and Procedures.......................................      15

Part II.   Other Information

Item 1.   Legal Proceedings.............................................      15
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...      15
Item 3.   Defaults Upon Senior Securities...............................      15
Item 4.   Submission of Matters to a Vote of Security Holders...........      15
Item 5.   Other Information.............................................      15
Item 6.   Exhibits......................................................      16

Signatures..............................................................      16










                              TRB SYSTEMS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    September 30, 2008


                                           ASSETS

                                                                 September 30, 2008    June 30, 2008
                                                                 ------------------   ---------------
                                                                     (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents....................................      $        2,813      $       2,064
Accounts receivable, net of allowance for doubtful accounts..             365,174            370,295
Inventory....................................................              83,913             85,332
                                                                   ---------------     -------------
     Total Current Assets....................................             451,900            457,691

Indebtness of related party - patents........................             145,805            157,771
Property and Equipment, net..................................             247,356            259,856

OTHER ASSETS
Prepaid and other assets.....................................             231,009            160,918
                                                                   ---------------     -------------
     Total Other Assets......................................             231,009            160,918
                                                                   ---------------     -------------

Total Assets.................................................      $     1,075,070      $  1,036,236
                                                                   ===============     =============


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts payable and accrued liabilities.....................      $        9,079       $     21,885
Notes and interest payable...................................             261,303            235,583
Advance from a customer......................................              17,346                  -
Convertible debts............................................             142,611            142,611
Legal judgments payable......................................             381,000            381,000
Corporation income tax payable...............................                 935                935
                                                                    --------------     --------------
                                                                          812,274            782,014

Indebtness to related party..................................             382,325            499,783
Notes and interest payable...................................           2,617,671          2,578,633
                                                                    -------------      --------------

Total liabilities............................................           3,815,270          3,860,430

Stockholders' Equity (Deficit):
Common stock: $0.001 par value, 30,000,000 shares authorized;
  29,259,922 shares issued and outstanding as of September 30, 2008
  and 23,699,922 as of June 30, 2008.........................              29,260             23,700
Additional paid-in capital...................................           3,480,712          3,228,810
Common stock subscribed but not issued.......................                   -             25,000
Retained earnings (deficits).................................         (6,226,205)        (6,077,887)
Other comprehensive loss - foreign currency..................            (23,967)           (23,817)
                                                                    -------------       ------------
     Total stockholders' equity (deficit)....................         (2,740,200)        (2,824,194)
                                                                    -------------       ------------

Total Liabilities and Stockholders' Equity (Deficit).........       $  1,075,070       $   1,036,236
                                                                    =============      =============




                                        See notes to financial statements






                                TRB SYSTEMS INTERNATIONAL, INC.
                                    Statement of Operations
                    For the Three Months Ended September 30, 2008 and 2007
                                          (Unaudited)





                                                      2008              2007
                                               -----------------   ---------------
REVENUES
Sales....................................      $         3,961      $       8,330
Cost of revenues.........................                2,798              6,414
                                               ----------------    ---------------
Gross Profit.............................                1,163              1,916

OPERATING COSTS:
Consulting...............................                    -              4,161
Depreciation.............................               12,500              1,250
Employee salaries........................               15,335             14,846
Financial expenses.......................                  471                  -
Marketing and advertising................               22,835             41,084
Meal and entertainment...................                1,538              3,322
Miscellaneous expenses...................                  125              2,060
Office expenses..........................                5,324             14,254
Professional fees........................                7,593              5,505
Rents....................................               31,838              1,089
Research and development.................                4,206             14,442
Travel...................................                7,808              3,724
                                                 --------------    ---------------
     Total operating costs and expenses..              109,573            105,737
                                                 --------------    ---------------

Operating Loss...........................            (108,410)           (103,821)

Other income (expense)
Interest expenses........................             (39,758)            (75,125)
Foreign Currency Transaction.............                (150)                (59)
                                                 --------------    ---------------
     Total Other Income (Expense)........             (39,908)            (75,184)
                                                 --------------    ---------------

Net loss before income tax benefit.......            (148,318)           (179,005)

Income tax...............................                    -                   -

Net loss.................................        $   (148,318)      $    (179,005)
                                                 ==============    ===============

Net loss per share:

     Basic and diluted...................        $      (0.01)       $      (0.01)
                                                 ==============     ==============
Weighted average number
    of common share Outstanding..........           26,479,922          23,699,922
                                                 ==============     ==============










                        TRB Systems International, Inc.
                           Statements of Cash Flow
               For the Three Months Ended September 30, 2008 and 2007




                                                            2008              2007
                                                       ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................   $      (148,318)    $   (179,005)
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation & amortization......................             12,500           1,250
  Foreign currency translation.....................              (150)               -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable.......              5,121        (20,641)
  (Increase) decrease in inventories...............              1,419        (10,706)
  Increase (decrease) in accounts payable and
   accrued liabilities.............................           (12,806)           1,445
  Increase (decrease) in customer advance..........             17,346               -
  Increase (decrease) in other payable.............                  -          75,125
                                                       ----------------   -------------
Net cash used in operating activities..............          (132,532)       (132,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.................           (14,606)        (14,606)
Increase in prepaid and other assets...............           (70,091)               -
Increase indebtedness of related party.............          (101,492)         126,426
                                                       ----------------  --------------
Net cash provided by investing activities..........          (171,583)         111,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions..............................            232,462               -
Issuance of notes and accrued interest.............             64,758               -
                                                       ---------------   --------------
Net cash provided by (used in) financing activities            297,220               -
                                                       ---------------   --------------
Net increase in cash and cash equivalents..........                749        (20,712)

Cash and cash equivalents, beginning...............              2,064          39,432
                                                       ---------------   --------------
Cash and cash equivalents, ending..................     $        2,813    $     18,720
                                                       ===============   ==============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Interest paid......................................     $       39,758    $     75,125
                                                       ===============   ==============
Income taxes paid..................................     $            -    $          -
                                                       ===============   ==============




                       See notes to the financial statements






                      TRB SYSTEMS INTERNATIONAL, INC.
                Notes to Consolidated Financial Statements
                           September 30, 2008


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

a.  Liquidity

As of September 30, 2008, the Company had cash and cash equivalents totaling $ 2,813 as compared to $ 18,720 as of September 30, 2007. As of September 30, 2008, the Company had working capital of $ (360,374) compared to a working capital of $ (518,095) at September 30, 2007. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 6,226,205 from the period of April 11, 1997 (Date of Inception) through September 30, 2008, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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


                       Future Commitments Per Agreements

                                      1st Yr       2nd Yr       3rd Yr
    Countries     States/Counties     (Bikes)      (Bikes)     (Bikes)      Total
--------------   ---------------    -----------  -----------  ----------  ---------
Japan                                 40,000       80,000      200,000     320,000
India                                 50,000       90,000      200,000     340,000
Nigeria & Benin                        5,000        9,000       10,000      24,000
Tanzania                               1,000        2,000        3,000       6,000
Vietnam                                4,000        7,000       10,000      21,000
Korea                                 13,000       31,000       62,000     106,000

Distributors
USA

               CA-Orange County        1,500        3,000       5,000        9,500
               CA-LA County            3,000        5,000       7,000       15,000
               Maryland & Delaware     1,000        2,000       2,840        5,840
               New York
               Long Island/Queens      1,000        2,000       3,000        6,000
-----------------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $4,206 for the three-month period ended September 30, 2008 as compared to $ 14,442 for the same period ended September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

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

  * Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

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

This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                           09/30/2008       09/30/2007
                                         --------------   ---------------

 Accounts Receivable                    $      365,174     $   2,614,767
 Less: Allowance for Doubtful Accounts           (-0-)         (375,000)
                                        ---------------   ---------------
   Net Accounts Receivable              $      365,174     $  2,239,767
                                        ===============   ===============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                            2008
                                    --------------------

Office Equipment                     $     77,598
Tools and Machinery                        79,321
Automobile                                 50,947
Moldings                                  767,518
Booth for Show                            137,470
Informational tapes and other
   promotional materials                   50,000
                                   ---------------------
                                        1,162,854
Less: Accumulated Depreciation          (915,498)
                                   ---------------------
                                     $    247,356
                                   ======================

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2008 ABL Properties owes the Company $ 144,805

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2008 the outstanding amount due was $385,325.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2008 the accounts payable and accrued expenses were $ 9,079 and $ 221,564, as of September 30, 2007.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of September 30, 2008, the Company had notes payable in the amount of $ 2,053,856 and accrued interest payable of $ 825,118. Interest expense attributable to notes payable totaled
$ 39,758 for the three-month period ended September 30, 2008. Interest rate on the notes ranged from zero to 10%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2008 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of September 30, 2008, there are outstanding judgments in the amount of $ 381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:


Creditors / Creditors' Attorneys	               2008         2007
                                           ---------------  --------------
David, Kessler & Associates, LLC	        $    44,000     $   44,000
Sawtooth Marketing Group	                   56,000         56,000
Cole, Schotz, Meiser,Forman & Leonard	       89,000         89,000
Bernard & Koff                                  192,000        192,000
                                             ------------------------------
                            Total           $   381,000     $  381,000
                                             ------------------------------
10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of September 30, 2008 the amount of voting common shares issued and outstanding are 29,259,922 and additional paid in capital of $ 3,480,712.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2008 and 2007 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

  12.1  Lease Commitments

The Company's future annual commitments at September 30 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

  12.2   Litigation

As per the Company, as of September 30, 2008, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax (Tianjin) Bicycle Corp., which develops, markets, and manufactures a line of NMT product. For the three months ended September 30, 2008 and 2007, the Company had total revenue of $3,961 and $8,330, respectively.

For the past two years, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed. Since second half of 2007, the Company has started to focus on market and sales of our products.

On the product side, during fiscal 2008, the Company has completed its development of a new type of Alenax Uni-Set bicycle, on which Magnesium material is used especially designing for reducing weigh and for high-end market. A new model Alenax 5200 is also completed. At the same time, the Company completed the test of a new designed electric bike, one-way and six-way bike, for the public bike of Soul City Government, Korea. During this quarter, the Company finally completed the model # ALENAX-5200 (Exercise Bike for health club use) except slide improvement of the monitor's function.

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

In February 2008, the Company entered into a sales and marketing agreement with World Tae Kwon Do Federation. Under the agreement, the Company is able to sell and market its Alenax products through their 350,000 Tae Kwon Do Schools worldwide. During the quarter, the Company met to discuss with The China National Handy Cap Association for sales and marketing strategies of our Alenax Product.

The Company is currently discussing with several business firms and organizations, including The Nike Inc., Portland, Oregon, the Reebok, Korea and China Basket Ball Association, for possible sales of our Alenax product and marketing opportunities. To date no definitive agreements have been reached.

Results of Operations

For the Three Months Ended September 30, 2008 and 2007

Revenues

For the three months ended September 30, 2008, the Company we had sales of $3,961, as compared to $8,330 for the same period of the prior year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended September 30, 2008 and 2007, our cost of revenues was $2,798 (for the sale of $3,961) and $6,414 (for the sale of 8,330) respectively, approximately 70.6% and 77.0% of the sales.

Operating Costs and Expenses

For the three months ended September 30, 2008, our total operating costs and expenses increased by 3.6%, from $105,737 in 2007 to $109,573 in 2008. The increase in operating expenses was largely due to the increase in rent.

Other Income and Expenses

For the quarter ended September 30, 2008, our total other expenses were $39,908, of which $39,758 was interest expense. During the same period of the previous year, our total other expenses were $75,184, of which $75,125 was interest expense.

Net Loss

Net loss for the three months ended September 30, 2008 and 2007 were $148,318, or $0.01 per share, and $179,005, or $0.01 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of September 30, 2008, the Company's cash and cash equivalents balance was $2,813.

For the three months ended September 30, 2008, net cash was used in operating activities of $124,888, largely due to our net loss of $148,318, increase in depreciation expense of $12,500, decrease in accounts payable of $12,806, and increase in customer advance of $17,346.

During the three month period, net cash used in the Company's investing activities were $171,583, of which $101,492 was due to decrease in debt of related party, and $70,091 was due to increase in prepaid and other assets. During the same period, the Company's financing activities provided net cash of $297,220, of which $232,462 was due to capital contribution, and $64,758 was from the issuance of notes and accrued interest.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, as of September 30, 2008, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of September 30, 2008, there were no off-balance sheet arrangements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no material changes in the Company's market risk during the three month period ended September 30, 2008. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.


ITEM 4.  CONTROLS AND PROCEDURES


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



TRB Systems International Inc.


By: /s/Byung Yim
---------------------------------
Byung Yim, President, CEO and CFO

Date: November 12, 2008