Form 10-Q
period 2008-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2009-02-13
CIK 1042610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2008

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to __________________

       Commission File Number:              333-07242
                               _______________________________________________

                            TRB SYSTEMS INTERNATIONAL INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    22-3522572
----------------------------------------  -------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)          Yes  [ ]        No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock as of February 11, 2009.






                            TRB SYSTEMS INTERNATIONAL INC.



                                TABLE OF CONTENTS



Part I. Financial Information

Item1.  Financial Statements

    Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008..     4

    Statements of Operations for the Six- and Three-Month Ended
          December 31, 2008 and 2007 (Unaudited)..........................     6

    Statements of Cash Flows for the Six Months Ended
          December 31, 2008 and 2007 (Unaudited)..........................     7

    Notes to Financial Statements.........................................     8


Item 2. Management's Discussion and Analysis or Plan of Operation.........    17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    19

Item 4T.  Controls and Procedures.........................................    19


Part II.   Other Information


Item 1.   Legal Proceedings...............................................    20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....    20
Item 3.   Defaults Upon Senior Securities.................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.............    20
Item 5.   Other Information...............................................    21
Item 6.   Exhibits........................................................    21


Signatures................................................................    22












                                TRB SYSTEMS INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEET
                                     December 31, 2008


                                             ASSETS


                                                            December 31, 2008       June 30, 2008
                                                         ---------------------- -----------------
                                                               (Unaudited)
CURRENT ASSETS:
Cash...............................................         $            969      $        2,064
Accounts receivable, net of allowance for doubtful accounts          365,174             370,295
Inventory..........................................                   87,686              85,332
                                                            ----------------      --------------
     Total Current Assets..........................                 453,,829             457,691

Indebtness of related party - patents..............                  145,805             157,771
Property and Equipment, net........................                  234,856             259,856

OTHER ASSETS
Prepaid and other assets...........................                  220,297             160,918
                                                            ----------------      --------------
     Total Other Assets............................                  220,297             160,918
                                                            ----------------      --------------

Total Assets.......................................         $      1,053,787      $    1,036,236
                                                            ================      ==============



                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts payable and accrued liabilities...........         $         8,554       $      21,885
Notes and interest payable.........................                 301,061             235,583
Advance from a customer............................                  16,884                   -
Convertible debts..................................                 142,611             142,611
Legal judgments payable............................                 381,000             381,000
Corporation income tax payable.....................                     935                 935
                                                            ---------------       -------------
                                                                    851,045             782,014

Indebtness to related party........................                 385,325             499,783
Notes and interest payable.........................               2,617,671           2,578,633
                                                            ---------------       -------------

Total liabilities..................................               3,854,041           3,860,430

Stockholders' Equity (Deficit):
Common stock: $0.001 par value, 60,000,000 shares
  authorized; 29,319,922 shares issued and outstanding
  as of December 31, 2008 and 23,699,922 shares
  as of June 30, 2008..............................                  29,320              23,700
Additional paid-in capital.........................               3,493,050           3,228,810
Common stock subscribed but not issued.............                       -              25,000
Retained earnings (deficits).......................             (6,322,624)         (6,077,887)
Other comprehensive loss - foreign currency........                       -            (23,817)
                                                            ---------------      --------------
     Total stockholders' equity (deficit)..........             (2,800,254)         (2,824,194)
                                                            ---------------      --------------

Total Liabilities and Stockholders' Equity (Deficit)        $     1,053,787      $    1,036,236
                                                            ===============      ==============





                               See notes to financial statements








                              TRB SYSTEMS INTERNATIONAL, INC.
                                Statement of Operations
               For the Six- and Three Months Ended December 31, 2008 and 2007
                                        (Unaudited)




                                                Three Months                   Six Months
                                                Ended Dec. 31,                Ended Dec. 31,
                                      -------------------------------  ------------------------------
                                            2008           2007              2008           2007
                                      --------------  ---------------   --------------- -------------
Revenue
Sales...........................     $        3,961  $      63,317      $        7,495  $    71,647
Cost of revenue.................              2,798         48,121               5,420       54,535
                                     --------------  --------------    ---------------- ------------
Gross Profit....................              1,163         15,196               2,075       17,112

Operating Expenses:
Advertising.....................                  -         16,728              16,728            -
Consulting......................                  -          4,501                   -        8,662
Depreciation....................             12,500          1,553              25,000        2,783
Employee salaries...............             15,335         20,538              25,476       35,384
Financial expense...............                471              -                 572            -
Marketing.......................             22,835          8,762              38,426       49,846
Meals and entertainment.........              1,538           8450               2,452       11,772
Miscellaneous...................                125          1,250                 125        8,965
Office expenses.................              5,324          9,875              13,727       24,129
Overseas operating expenses.....                  -         20,225                   -       20,225
Public company expense..........                  -          1,500                   -        1,500
Professional fees...............              7,593         13,074               9,616       13,074
Rents...........................             31,838          8,015              38,656        9,104
Research and development........              4,206          9,573               4,206       24,015
Travel..........................              7,808          5,410               8,897        9,134
                                     --------------  -------------      ---------------  -----------
     Total operating costs......            109,573        129,434             167,153      235,321
                                     --------------  -------------      ---------------  -----------
OPERATING LOSS..................          (108,410)      (114,238)           (165,078)    (218,209)

OTHER INCOME (EXPENSE)
Interest income.................                  -            150                   7            -
Bad debt expense................                  -    (1,969,369)                   -  (1,969,369)
Foreign currency translation....              (150)              -               (150)            -
Interest expense................           (39,758)       (71,251)            (79,516)    (145,154)
                                     --------------  -------------       ------------- ------------
     Total Other Income & Expenses         (39,908)    (2,040,470)            (79,659)  (2,114,373)

NET LOSS BEFORE INCOME TAX & BENEFIT

Income Taxes....................                  -              -                   -           -
                                     --------------  -------------       -------------- -----------
NET INCOME (LOSS)...............     $    (148,318)  $ (2,154,708)       $   (244,737) $(2,332,582)
                                     ==============  =============       ============== ===========


Basic and Diluted
  Earnings (Loss) Per Share.....     $      (0.01)   $      (0.09)       $       (0.01) $    (0.10)
                                     ==============  =============       ============== ===========

Weighted Average Number of
  Common Shares Outstanding.....        29,319,922      23,699,922           26,510,465  23,699,922
                                     ==============  ==============      =============== ===========



                           See notes to the financial statements








                                 TRB Systems International, Inc.
                                     Statements of Cash Flow
                       For the Six Months Ended December 31, 2008 and 2007
                                         (Unaudited)



                                                              2008                2007
                                                      -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................     $       (244,737)     $   (2,332,582)
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation & amortization...................               12,500               2,783
   Foreign currency translation..................               23,817                   -
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable......                5,121           1,969,369
 (Increase) decrease in inventories..............              (2,254)               3,467
 Increase (decrease) in indebtness of related party             12,966                   -
 Increase (decrease) in accounts payable and
  accrued liabilities............................             (13,331)            (15,755)
                                                      -----------------   ----------------
Net cash used in operating activities............            (206,018)           (372,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement of property and equipment.............               12,500                  -
(Increase) decrease in prepaid and other assets..             (59,379)                  -
Increase in advance from a customer..............               16,884                  -
Increase (decrease) in indebtedness of related party         (114,458)                  -
                                                      -----------------  -----------------
Net cash used in investing activities............            (144,453)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions...........................              244,860                  -
 Issuance of notes and accrued interest..........              104,516            146,226
 (Decrease) increase in director's loan..........                    -            254,155
                                                      -----------------  -----------------
Net cash provided by (used in) financing activities            349,376            400,381
                                                      -----------------  -----------------

Net increase (decrease) in cash..................              (1,095)             27,663

Cash and cash equivalents, beginning.............                2,064             39,432
                                                      -----------------  -----------------
Cash and cash equivalents, ending................      $           969    $        67,095
                                                      =================  =================


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Cash paid during year for interest................     $        79,516    $       71,251
                                                       ===============    ==============
Cash paid during year for taxes...................     $             -    $            -
                                                       ===============    ==============





                             See notes to the financial statements







                         TRB SYSTEMS INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                              December 31, 2008




1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. On February 22, 2005, the Company established a new subsidiary, Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct business in China under the laws of People's Republic of China or PROC. On December 22, 2008, the name of Alenax (Tianjing) Bicycle Corp., was changed to Alenax Parts (Tianjing) Mfr. Corp.

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

a.  Liquidity

As of December 31, 2008, the Company had cash and cash equivalents totaling $969 as compared to $ 67,095 as of December 31, 2007. As of December 31, 2008, the Company had working capital of $(397,216) compared to a working capital of $(2,898,098) at December 31, 2007. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

b.  Going Concern

The Company incurred accumulated net losses of $ 6,322,624 from the period of April 11, 1997 (Date of Inception) through December 31, 2008, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

d.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax (Tianjin) Mfr. Corp., the operating company.

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

                         Future Commitments Per Agreements


                                1st Yr     2nd Yr    3rd Yr
Countries/States/Counties      (Bikes)    (Bikes)   (Bikes)      Total
--------------------------   ----------  --------- ----------  ---------
Japan                          40,000     80,000     200,000    320,000
India                          50,000     90,000     200,000    340,000
Nigeria & Benin                 5,000      9,000      10,000     24,000
Tanzania                        1,000      2,000       3,000      6,000
Vietnam                         4,000      7,000      10,000     21,000
Korea                          13,000     31,000      62,000    106,000

Distributors
USA

 CA-Orange County               1,500      3,000       5,000      9,500
 CA-LA County                   3,000      5,000       7,000     15,000
 Maryland & Delaware            1,000      2,000       2,840      5,840
 New York
 Long Island/Queens             1,000      2,000       3,000      6,000
-------------------------------------------------------------------------

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $4,206 for the six-month period ended December 31, 2008 as compared to $9,573 for the same period ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160: Statement of Financial Accounting Standards No. 160 - Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                           12/31/2008       12/31/2007
                                        ---------------   --------------
Accounts Receivable                      $   365,174       $    270,398
 Less: Allowance for Doubtful Accounts         (-0-)              (-0-)
                                        ---------------   --------------
 Net Accounts Receivable                 $   365,174       $    270,398
                                        ==============    =============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                                              2008
                                                     -------------------
Office Equipment                                        $      77,598
Tools and Machinery                                            79,321
Automobile                                                     50,947
Moldings                                                      767,518
Booth for Show                                                137,470
Informational tapes and other promotional materials            50,000
                                                     ----------------
                                                            1,162,854
    Less: Accumulated Depreciation                          (927,998)
                                                     ----------------
                                                      $       234,856
                                                     ================

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2008 ABL Properties owes the Company $144,805

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2008 the outstanding amount due was $385,325.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of December 31, 2008 the accounts payable and accrued expenses were $8,554 and $204,364 as of December 31, 2007.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of December 31, 2008, the Company had notes payable in the amount of $2,053,856 and accrued interest payable of $864,876. Interest expense attributable to notes payable totaled $79,516 for the six-month period ended December 31, 2008. Interest rate on the notes ranged from zero to 10%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2008 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of December 31, 2008, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors' Attorneys                   2008            2007
                                           ----------------  ------------
David, Kessler & Associates, LLC            $     44,000       $  44,000
Sawtooth Marketing Group                          56,000          56,000
Cole, Schotz, Meiser,Forman & Leonard             89,000          89,000
Bernard & Koff                                   192,000         192,000
                                           --------------   ------------
                      Total                 $    381,000       $ 381,000
                                           --------------   ------------

10.  CAPITAL STOCK

The company is increased and authorized shares to issue 60,000,000 shares from 30,000,000 shares at $0.001 par value share. As of December 31, 2008 the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $3,493,050.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended December 31, 2008 and 2007 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

12.1  Lease Commitments

The Company's future annual commitments at December 31, 2008 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

12.2  Litigation

As per the Company, as of December 31, 2008, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in Note 9.



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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax (Tianjin) Mfr.Corp., which develops, markets, and manufactures a line of NMT product. For the three months ended December 31, 2008 and 2007, the Company had net sales of $3,961 and $63,317, respectively.

For the past two years, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed. Since second half of 2007, the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set as a bike part maker. Accordingly, the name of the Company's operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Parts (Tianjin) Mfr. Corp. on December 22, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

Joong Chen Industrial Co., Ltd, an exercise bicycle maker in Taiwan, recently proposed to the Company and the Company agreed to let Joong Chenn market our product (ALENAX-5100) without formal agreement through their customers in 86 countries. The Company will provide the Uni-Sets to Joong Chenn only.

On the production side, the Company is currently developing inexpensive excise bicycles with Joong Chenn Industrial Co., Ltd. for the CJ Home Shopping of Shanghai and Tianjing, and Shen Yang TV Home Shopping. On the marketing side, the Company is negotiating with three groups in Korea for Korea License and Marketing Agreements.

Results of Operations

For the Three Months Ended December 31, 2008 and 2007

Revenues

For the three months ended December 31, 2008, the Company we had sales of $3,961, as compared to $63,317 for the same period of the prior year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended December 31, 2008 and 2007, our cost of revenues was $2,798 (for the sale of $3,961) and $48,124 (for the sale of $63,317) respectively, approximately 70.6% and 76.0% of the sales.

Operating Costs and Expenses

For the three months ended December 31, 2008, our total operating costs and expenses decreased by approximately 5.1%, from $114,238 in 2007 to $108,410 in 2008. The decrease in operating expenses was largely due to decrease in oversea operating expenses.

Other Income and Expenses

For the quarter ended December 31, 2008, our total other expenses were $39,908, of which $39,758 was interest expense. During the same period of the previous year, our total other expenses were $2,040,470, which consisted of $1,969,369 of bad debt expense and $75,125 of interest expense.

Net Loss

Net loss for the three months ended December 31, 2008 and 2007 were $148,318, or $0.01 per share, and $2,154,708, or $0.09 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of December 31, 2008, the Company's cash and cash equivalents balance was $969. For the three months ended December 31, 2008, net cash was used in operating activities of $206,018, largely due to our net loss of $244,737, increase in depreciation expense of $12,500, foreign currency transalation of $23,817, decrease in accounts payable of $13,381, and increase in indebtness of related party of $12,966.

During the three month period, the net cash used in the Company's investing activities was $114,453, mainly due to decrease in indebtness of related party of $114,458 and increase in prepaid and other assets of $59,379. During the same period, the Company's financing activities provided net cash of $349,379, of which $244,860 was due to capital contribution, and $104,516 was from the issuance of notes and accrued interest.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, as of December 31, 2008, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of December 31, 2008, there were no off-balance sheet arrangements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no material changes in the Company's market risk during the three month period ended December 31, 2008. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.


ITEM 4.  CONTROLS AND PROCEDURES


Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                                   PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings:  None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:  None.


Item 3.  Defaults Upon Senior Securities:  None.


Item 4.  Submission of Matters to a Vote of Security Holders


On November 5, 2008, the Company held its 2008 Annual Meeting of Stockholders in Tianjin, China.

At the meeting, Byung D. Yim, August Rheem and Alen J. Moon were elected as the Company's directors to serve until their successors are elected and qualified or their earlier resignation or removal.

At the 2008 Annual Meeting of Stockholders, the stockholders approved (1) an amendment to the Articles of Incorporation increasing the number of shares of common stock that we are authorized to issue to 60,000,000 shares from 30,000,000 shares and confirming the par value per share of $0.001amd (2) the selection of the independent auditors for 2008-2009.

At the 2008 Annual Meeting of Stockholders, the stockholders approved an amendment to the Bylaws, as follows:

  (a) Approving an amendment to Section 2.9 of the bylaws of the Company authorizing the holders a majority of the issued and outstanding shares of common stock to approve actions and transactions by written consent, as permitted by the Delaware General Corporation Law.

  (b) Approving an amendment of Section 2.04 and Section 5.1 of the bylaws of the Company changing the required minimum notice period for meetings of stockholders and directors to 15 days from 10 days and deleting the requirement that such notices be sent by airmail when the address of the recipient is more than 200 kilometers (124.3 miles) distant.

  (c) Approving an amendment to Section 10.1 the bylaws of the Company authorizing the Board of Directors of the Company to amend the bylaws in whole or in part from time to time without the approval or ratification by the holders of a majority of the issued and outstanding shares of common stock, provided that the Board of Directors shall not be authorized to change or amend any part of the bylaws which have been adopted or approved by the holders of more than two-thirds of the issued and outstanding shares of common stock.


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



TRB SYSTEMS INTERNATIONAL INC.


By: /s/ Byung Yim
--------------------------------------
Byung Yim, President, CEO and CFO

Date: February 11, 2009