Form 10-Q
period 2009-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2009-05-14
CIK 1042610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                    1472 Cedarwood Drive, Piscataway, New Jersey 08854
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                   (877) 852-3600
--------------------------------------------------------------------------------
                              (Issuer's telephone number)

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)     Yes  [ ]        No [X]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock as of May 14, 2009.








                               TRB SYSTEMS INTERNATIONAL INC.



                                     TABLE OF CONTENTS



Part I. Financial Information

Item1.  Financial Statements

   Consolidated Balance Sheets as of March 31, 2009 (unaudited)
      and June 30, 2008................................................        4
   Consolidated Statements of Operations for the Six- and
      Nine- Month Ended March 31, 2009 and 2008 (Unaudited)............        5
   Consolidated Statements of Cash Flows for the Nine Months Ended
      March 31, 2009 and 2008 (Unaudited)..............................        6
   Notes to Financial Statements.......................................        7

Item 2. Management's Discussion and Analysis or Plan of Operation......       14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....       16

Item 4T.  Controls and Procedures......................................       16


Part II.   Other Information


Item 1.   Legal Proceedings............................................       17
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..       17
Item 3.   Defaults Upon Senior Securities..............................       17
Item 4.   Submission of Matters to a Vote of Security Holders..........       17
Item 5.   Other Information............................................       17
Item 6.   Exhibits.....................................................       17

Signatures.............................................................       18









                               TRB SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                       March 31, 2009



                                           ASSETS

                                                         March 31, 2009        June 30, 2008
                                                      ------------------     ------------------
                                                         (Unaudited)              (Audited)
CURRENT ASSETS:
Cash.............................................      $            911       $       2,064
Accounts receivable, net of allowance for doubtful accounts     365,174             370,295
Inventory........................................                87,236              85,332
                                                      -----------------      --------------
     Total Current Assets........................              453,,221             457,691

Indebtness of related party - patents............               148,040             157,771
Property and Equipment, net......................               222,356             259,856

OTHER ASSETS
Prepaid and other assets.........................               220,297             160,918
                                                       ----------------      --------------
     Total Other Assets..........................               220,297             160,918
                                                       ----------------      --------------

Total Assets.....................................       $     1,043,694      $    1,036,236
                                                       ================      ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts payable and accrued liabilities.........       $       13,037       $       21,885
Notes and interest payable.......................              340,818              235,583
Advance from a customer..........................               16,845                    -
Convertible debts................................              142,611              142,611
Legal judgments payable..........................              381,000              381,000
Corporation income tax payable...................                  935                  935
                                                       ----------------      ---------------
                                                               895,246              782,014

Indebtness to related party......................              385,325              499,783
Notes and interest payable.......................            2,617,671            2,578,633
                                                       ----------------      ---------------

Total liabilities................................            3,898,242            3,860,430

Stockholders' Equity (Deficit):
Common stock: $0.001 par value, 30,000,000 shares authorized;
  29,319,922 shares issued and outstanding as of
  March 31, 2009 and 23,699,922 as of June 30, 2008             29,320               23,700
Additional paid-in capital.......................            3,549,361            3,228,810
Common stock subscribed but not issued...........                    -               25,000
Retained earnings (deficits).....................          (6,433,229)          (6,077,887)
Other comprehensive loss - foreign currency......                    -             (23,817)
                                                       ----------------      --------------
     Total stockholders' equity (deficit)........          (2,854,548)          (2,824,194)
                                                       ----------------      --------------

Total Liabilities and Stockholders' Equity (Deficit)    $    1,043,694       $    1,036,236
                                                       ================      ===============



                          See notes to consolidated financial statements








                            TRB SYSTEMS INTERNATIONAL, INC.
                                Statement of Operations
              For the Three- and Nine Months Ended March 31, 2009 and 2008
                                     (Unaudited)





                                                      Three Months                Nine Months
                                                      Ended March 31,           Ended March 31,
                                               -----------------------------------------------------
                                                    2009         2008          2009         2008
                                               -------------- -------------  ------------ -----------
Revenue
Sales....................................      $        531  $      15,594   $   8,026   $   87,241
Cost of Goods Sold.......................               346         13,276       5,766       67,811
                                              -------------- -------------  ------------ -----------
     Gross Profit........................               185          2,318       2,260       19,430

License and Distributor Fees.............                 -         58,742           -       58,742
                                              -------------- -------------  ------------ -----------
     Total Revenue.......................               185         61,060       2,260       78,172

Operating Expenses:
Advertising..............................                 -         19,924      16,728       36,652
Bad debt.................................                 -              -           -    1,969,369
Communication............................             1,632          1,097       1,632            -
Consulting...............................                 -              -           -        8,662
Depreciation.............................            12,500          1,553      37,500        4,336
Employee salaries........................            20,023         15,806      45,499       51,190
Marketing & Sales Promotion..............            29,467         61,984      51,040      111,830
Meals and entertainment..................             1,010            841       3,462       12,613
Miscellaneous............................                 -             42         822       12,959
Office expenses..........................             3,025          7,746      16,752       30,456
Overseas operating expenses..............                 -              -           -       20,225
Professional fees........................                 -              -       9,616       13,074
Rents....................................             3,292          9,157      41,948       18,261
Research and development.................                 -            443       4,206       24,458
Travel...................................                 -          1,685       8,897       10,819
                                              -------------- -------------  -----------  -----------
     Total operating costs...............            70,949        120,278     238,102    2,324,904
                                              -------------- -------------  -----------  -----------
OPERATING LOSS...........................          (70,764)       (59,218)   (235,842)   (2,246,732)

OTHER INCOME (EXPENSE)
Interest income..........................                 1            60            8           210
Foreign currency translation.............               146             -          (4)          (64)
Bank charge..............................              (28)             -         (28)             -
Interest expense.........................          (39,757)     (108,171)    (119,273)     (253,325)
                                              -------------- ------------- ----------- -------------
     Total Other Income & Expenses.......          (39,638)     (108,111)    (119,297)     (253,179)

NET LOSS BEFORE INCOME TAX & BENEFIT

Income Taxes.............................                 -            -             -            -
                                              -------------  ------------  ------------ ------------
NET LOSS.................................     $   (110,402)  $  (167,329)  $  (355,139) $ (2,499,911)
                                              =============  ============  ============ =============


Basic and Diluted Earnings (Loss) Per Share   $     (0.00)   $     (0.01)  $     (0.01) $     (0.11)
                                              ============   ============  ============ ============

Weighted Average Number of
     Common Shares Outstanding..........        29,319,922     23,699,922    26,509,922   23,699,922
                                              ============   ============= ============ ============






                             See notes to the consolidated financial statements






                             TRB Systems International, Inc.
                                 Statements of Cash Flow
                     For the Nine Months Ended March 31, 2009 and 2008



                                                                2009              2008
                                                         ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................       $       (355,139)  $  (2,499,911)
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation & amortization.....................                  37,500           4,336
   Comprehensive loss - foreign currency...........                  23,614               -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable.......                   5,121       2,227,653
  (Increase) decrease in other current assets......                       -       (121,761)
  (Increase) decrease in inventories...............                 (1,804)        (23,027)
  Increase (decrease) in accounts payable and
   accrued liabilities.............................                 (8,848)        (11,226)
  Increase (decrease) in customer advance..........                  16,845       (154,767)
                                                         -------------------  -------------
Net cash used in operating activities..............               (282,711)      (5,78,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.................                       -         (1,250)
(Increase) decrease of other assets................                (59,379)          71,126
Increase (decrease) in indebtedness of related party              (104,727)         340,639
                                                         -------------------  -------------
Net cash provided by (used in) investing activities               (163,886)         410,515

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of (payment on) notes and interest payable                144,273          136,008
Decrease in common stock subscribed................               (25,000)                -
Increase in additional paid-in capital.............                326,171                -
                                                          -----------------   -------------
Net cash provided by financing activities..........                445,444          136,008
                                                          -----------------   -------------

Net increase (decrease) in cash....................                (1,153)         (32,180)

Cash and cash equivalents, beginning...............                  2,064           39,432
                                                          -----------------  --------------
Cash and cash equivalents, ending..................         $          911    $       7,252
                                                          =================  ==============


SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID

Cash paid during year for interest.................         $      119,273    $     108,171
                                                           ================  ==============
Cash paid during year for taxes....................         $            -    $           -
                                                           ================  ==============




                        See notes to the consolidated financial statements








                          TRB SYSTEMS INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                               March 31, 2009




1. ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. The Company has established a new subsidiary, Alenax (Tianjin) Bicycle Corp., to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China. On December 22, 2008, the corporate name of Alenax (Tianjin) Bicycle Corp. was changed to Alenax Parts (Tianjin) Mfr. Corp. ("Alenax").

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

 a. Liquidity

As of March 31, 2009 the Company had cash and cash equivalents totaling $911 compared to $7,252 at March 31, 2008. As of March 31, 2009, the Company had w orking capital deficiency of $ (442,025) compared to a working capital of $(2,907,514) at March 31, 2008. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

 b. Going Concern

The Company incurred accumulated net losses of $6,433,229 from the period of April 11, 1997 (Date of Inception) through March 31, 2009 and has recently commenced limited operations, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

 d. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax Parts (Tianjin) Mfr. Corp., the operating company.

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


                     Future Commitments Per Agreements


                                      1st Yr       2nd Yr       3rd Yr
  Countries       States/Counties     (Bikes)     (Bikes)       (Bikes)      Total
--------------  -----------------  ------------  -----------  -----------  ----------
Japan                                 40,000      80,000       200,000      320,000
India                                 50,000      90,000       200,000      340,000
Nigeria & Benin                        5,000       9,000        10,000       24,000
Tanzania                               1,000       2,000         3,000        6,000
Vietnam                                4,000       7,000        10,000       21,000
Korea                                 13,000      31,000        62,000      106,000

Distributors
USA

CA-Orange County                       1,500       3,000         5,000        9,500
CA-LA County                           3,000       5,000         7,000       15,000
Maryland & Delaware                    1,000       2,000         2,840        5,840
New York, Long Island/Queens           1,000       2,000         3,000        6,000
------------------------------------------------------------------------------------

 p. Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $0 for the three-month period ended March 31, 2009 as compared to $443 for the same period ended March 31, 2008.

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

 s. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and discloure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement ofany retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 has not had a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there was no impact on the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not currently expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 has not had a material impact on our financial position, results of operations or cash flows.

 t. Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

                                             03/31/09            03/31/08
                                        -------------------  ---------------
Accounts Receivable                        $   365,174        $     12,114
 Less: Allowance for Doubtful Accounts             (0)                 (0)
                                        ------------------   ---------------
   Net Accounts Receivable                 $   365,174        $     12,114
                                        ==================   ==============

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

                                                         2009
                                                 ------------------
Office Equipment                                   $        77,598
Tools and Machinery                                         79,321
Automobile                                                  50,947
Moldings                                                   767,518
Booth for Show                                             137,470
Informational tapes and other promotional materials         50,000
                                                 ------------------
                                                         1,162,854
Less: Accumulated Depreciation                           (940,498)
                                                 ------------------
                                                   $       222,356
                                                 ==================

5. RELATED PARTY TRANSACTIONS

ABL Properties (ABL), wholly owned by Byung Yim, President, CEO of TRB Systems International, Inc. (TRB), and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5%
on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of March 31, 2009 ABL owes the Company $148,040.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of March 31, 2009, the outstanding amount due was $385,325.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of March 31, 2009 the accounts payable and accrued expenses were $13,037 and $61,674, as of March 31, 2008.


7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals. As of March 31, 2009, the Company had notes payable in the amount of $2,053,856 and accrued interest payable of $904,633. Interest expense attributable to notes payable totaled $119,273 for the nine-month period ended March 31, 2009. Interest rate on the notes ranged from zero to 10%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of March 31, 2009 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  JUDGMENTS OUTSTANDING

As of March 31, 2009, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors / Creditors' Attorneys	        2009              2008
                                      ------------------   --------------
David, Kessler & Associates, LLC	     $    44,000        $    44,000
Sawtooth Marketing Group                      56,000             56,000
Cole, Schotz, Meiser,Forman & Leonard         89,000             89,000
Bernard & Koff                               192,000            192,000
                                      ------------------   --------------
                      Total              $   381,000        $   381,000


10.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of March 31, 2009 the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $3,549,361.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended March 31, 2009 and 2008 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:


                                                   2009              2008
                                          -----------------  ----------------
Net Deferred Tax Asset                     $    1,508,682     $    1,384,384
Deferred Tax Asset Valuation Allowance        (1,508,682)        (1,161,805)
                                        -------------------  ----------------
Net Deferred Tax Asset                                -0-            222,579
                                        ------------------   ----------------
Deferred Tax Benefit                                  -0-     $       23,792
                                        ------------------   ----------------

13.  COMMITMENTS AND CONTINGENCIES

13.1 Lease Commitments

The Company's future annual commitments at March 31 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

13.2  Litigation

As per the Company, as of March 31, 2009 there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.





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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts (Tianjin) Mfr.Corp., which develops, markets, and manufactures a line of NMT product. For the three months ended March 31, 2009 and 2008, the Company had net sales of $531 and $15,594, respectively.

For the past two years, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed, and the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set as a bike part maker. Accordingly, the name of the Company's operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Parts (Tianjin) Mfr. Corp. on December 22, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

For the three months ended March 31, 2009, working with Chinghaur Precision Co. Ltd, the Company improved its Uni-Set parts for expanding varies levels of product quality and price. On the marketing side, the Company (1) attended Taiwan International Bicycle Show; (2) met with The Carrefour of Taiwan and JeonNam Technopark in Korea, (3) met with Goa Cheon City of Korea foe possible exclusive sales and marketing license agreement of Korea; and (4) negotiated actively with The Morning Star Company, a leading fitness manufacturer in Taiwan and China for estimating $5 million for the first year sales, and The DK Tech Co., Ltd. for possible orders.

Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Revenues

For the three months ended March 31, 2009, the Company we had sales of $531, as compared to $15,594 for the same period of the prior year. For the three months ended March 31, 2008, the Company earned $58,742 of license and distributor fees.

Cost of Goods Sold

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the three months ended March 31, 2009 and 2008, our cost of revenues was $346 (for the sale of $531) and $13,276 (for the sale of $15,594) respectively, approximately 65.2% and 85.1% of the sales.

Operating Costs and Expenses

For the three months ended March 31, 2009, our total operating costs and expenses decreased by approximately 41.0%, from $120,278 in 2009 to $70,949 in 2008. The decrease in operating expenses was largely due to decrease in marketing and sales promotion expenses.

Other Income and Expenses

For the quarter ended March 31, 2009, our total other expenses were $39,638, of which $39,757 was interest expense. During the same period of the previous year, our total other expenses were $108,111, which consisted of $108,171 of interest expense and $60 of interest income.

Net Loss

Net loss for the three months ended March 31, 2009 and 2008 were $110,402, or $0.04 per share, and $167,329, or $0.01 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of March 31, 2009, the Company's cash and cash equivalents balance was $911. For the nine months ended March 31, 2009, net cash was used in operating activities of $282,711, largely due to our net loss of $355,139, increase in depreciation expense of $37,500, foreign currency translation loss of $23,614, decrease in accounts payable of $8,848, and increase in customer advance of $16,845.

During the nine month period, the net cash used in the Company's investing activities was $163,886, mainly due to decrease in indebtness of related party of $104,727 and increase in other assets of $59,159. During the same period, the Company's financing activities provided net cash of $445,444, of which $326,171 was due to increase in additional paid-in capital, and $144,273 was from the issuance of notes and accrued interest.

As disclosed on Item 3, "Legal Proceedings" and Note 9 of our Notes to Financial Statements, as of March 31, 2008, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

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


A smaller reporting company is not required to provide the information in this Item.



ITEM 4.  CONTROLS AND PROCEDURES


Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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


Item 4.  Submission of Matters to a Vote of Security Holders:  None


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



TRB SYSTEMS INTERNATIONAL INC.



By: /s/Byung Yim
---------------------------------------------
Byung Yim, President, CEO and CFO

Date: May 14, 2009