Form 10-K
period 2009-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2009-10-13
CIK 1042610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission file number: 333-07242

TRB SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3522572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 Cedarwood Drive, Piscataway, New Jersey	08854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 852-3600

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [   ]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [    ]    No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,”  ”accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer [   ]  Non-accelerated filer  [  ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]    No   [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  29,319,922 shares as of October 13, 2009.

TRB SYSTEMS INTERNATIONAL INC.

FORM 10-K

PART I

Item 1.       Business

Item 1A.      Risk Factors

Item 1B.      Unresolved Staff Comments

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.       Selected Financial Data

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Item 8.       Financial Statements and Supplementary Data

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A(T).   Controls and Procedures

Item 9B.      Other Information

PART III

Item 10.      Directors, Executive Officers, and Corporate Governance

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.      Certain Relationships and Related Transactions; and Director Independence

Item 14.      Principal Accounting Fees and Services

PART IV

Item 15.      Exhibits, Financial Statement Schedules

Signatures

PART I

Item 1.    BUSINESS

General

TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997.  On February 22, 2005, the Company established a subsidiary Alenax (Tianjin) Bicycle Corp. in China to conduct its business.  On December 2, 2008, Alenax’s name was changed to Alenax Parts Mfr. (Tianjin) Corp. (“Alenax”) in order to reflect its change in business position, which will primarily focus on manufacturing, marketing and selling Uni-Set as a bike part maker. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

Through our wholly owned subsidiary Alenax, we develop, market, and manufacturing a line of Alenax- bicycles including Alenax-Exercise Bicycle, Alenax -Electric Bicycle, and Alenax-Wheelchair (collectively "Alenax-Bicycles").  The technology applied at our Alenax products is called Natural Motion Technology (“NMT”), which we are exclusively licensed from ABL Properties Company, a company jointly owned by Mr. Byung Yim, our President and Chief Executive Officer, his family members and other individuals.

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

Our Products

We provide a new generation of cycling and products using our Natural Motion Technology. Our products include NMT’s bicycles, fitness/home trainers, and electric bicycles.

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

An Alenax bicycle looks like a conventional bicycle. What makes big difference is the NMT applied on the bicycle. An Alenax with NMT bicycle has two main components: (i) Controller: this parts control the 6-different pedaling motions of the multi- function bike and (ii) Rear Hub: a dual ratcheting sprocket which is engaged by a drive chain.

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

Currently we are manufacturing our proprietary parts of hub with Kun Teng Industries Ltd. in China and Taiwan who is one of the top hub maker in the world, other Alenax proprietary parts with the Chin Haur Industry Co., Ltd who is one the largest axles and other bike parts maker in the world, medium and high-end bicycles of 6-Way pedaling motion with Tianjin Fushida Bicycle Co., Ltd. who is the largest bike manufacturer in China and in the world, the 1-Way & 2-Way bikes with Pretty Wheel Ind. Co., Ltd., in China and Taiwan, and exercise bikes with Joong Chenn Industry Co., Ltd who is one of the top leading sports and healthcare equipment manufacturer in Taiwan and the Weck Fitness Equipment (Suzhou) Co., Ltd., in Taicang,  China.

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

Research and Development

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and three types of exercise bicycle. For the years ended June 30, 2009 and 2008, we spent $4,184 and $27,309, respectively, on our research and development activities.

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

Employees

As of June 30, 2009, we had 18 full-time employees. We believe that we have good relations with our employees.

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

We dedicated our resources to development and marketing our Alenax bicycles until recently and have not yet launched a product to a large number of customers. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries.  Some of these risks and uncertainties relate to our ability to:

· offer new and innovative products to attract and retain a larger customer base;

· increase awareness of our brand and continue to develop user and customer loyalty;

· respond to competitive market conditions;

· manage risks associated with intellectual property rights;

· maintain effective control of our costs and expenses;

· raise sufficient capital to sustain and expand our business;

· attract, retain and motivate qualified personnel; and

· upgrade our technology to support additional research and development of new products.

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

As of June 30, 2009 we had cash and cash equivalents of approximately $1,580. Substantially all of our cash has been raised through capital raising transactions rather than operations.  In order to manufacture and sell our products and to implement our business plan, we need substantial additional capital.  We are currently considering possible sources for additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $500,000. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.  If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company.  In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price.  If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock.  In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on us.

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

Risks Related to Investment in Our Securities

There is a limited market for our common stock.  Our common stock is thinly traded and, you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is currently listed on the OTC Bulletin Board under the symbol “TRBX”; our stock has been trading since August 1998.  We cannot predict the extent to which an active public market for our common stock will be sustained.  If a trading market is sustained, we expect our common stock to continue to be “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent.  This is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable.  As a consequence, if a market for our common stock is sustained, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock will be particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease approximately 280 square meters of office at Rome Garden Bldg, B-1, Suite 1302, Yongan Road, Tianjin 300204, China, under a lease which expires on February 28, 2011.  The monthly rent is $1,000. We do not own any real estate.  We believe the leased facilities will be sufficient to meet our needs for the next twelve months.

We also lease approximately 1,400 square meters of R&D facility at 84 Ui Meon-Rd. Taichung, Taiwan. The monthly rent is $500.

We maintain a mailing address in the United States at 1472 Cedarwood Drive, Piscataway, NJ 08854, which is provided to us free of charge by a third party.

Item 3.   LEGAL PROCEEDINGS

As of June 30, 2009, we had four outstanding judgments totaling in the amount of $381,000 against the Company, from unpaid loans (Bernard Koff , $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to 2000-2001. Negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain.

Other than the judgments disclosed as above, there are no actions, suits, proceedings or claims pending against or materially affecting the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock are quoted on the OTC Bulletin Board under the symbol “TRBX.OB.” Trading in our common stock has been minimal with limited or sporadic quotations. The following table sets forth the high and low sales prices for our common stock, as reported by the OTB Bulletin Board, for the periods indicated.

	2009		2008
	High	Low	High	Low

Fourth Quarter	$0.05	$0.02	$0.06	$0.04
Third Quarter	0.06	0.02	0.09	0.03
Second Quarter	0.02	0.01	0.05	0.03
First Quarter	0.01	0.01	0.06	0.03

Holders

As of June 30, 2009, there were 29,319,922 shares of Common Stock issued and outstanding, held by approximately 319 holders of record as indicated on the records of our transfer agent, which is Island Stock Transfer, St. Petersburg, Florida 33701.

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

Between September 30, 2008 and December 31, 2008, we issued 5,620,000 common shares to 7 individual investors in a private placement at an average price of $0.06 per share for an aggregate of $341,098 in cash. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved.  The shares so issued bear a restrictive legend. The investors took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of the Company’s fiscal year covered by this report, there was no purchase made by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company’s equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts (Tianjin) Mfr. Corp., which develops, markets, and manufactures a line of NMT product. For the year ended June 30, 2009 and 2008, the Company had net sales of $8,980 and $53,965, respectively.

For the past two years, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed, and the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set as a bike part maker. Accordingly, the name of the Company’s operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Mfr. Parts (Tianjin) Corp. on December 2, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

As of June 30, 2009, we have basically completed the tests for commercial products for top quality lines of the most of Alenax Uni-Set. But we still need additional three to six months to complete entire top quality lines of Uni-Set.

Jeonnam Advanced Materials Industrialization Center of Jeonnam Technopark in Korea (“JAMIC”) has developed the newest, lighter, stronger and cheaper material “AZ 80 (mg)”. We are currently discussing with JAMIC to see if we are able to establish a business partnership with JAMIC and use AZ 80 (mg) to manufacture our Alenax’s Unit-Sets.

We are also (1) working with the Incheon-City in Korea for participation of a competitive bidding for the public bike. If we win, we will get an order of 50,000 public bikes worth of $10 million, (2) making the X-Bike model through The Morning Star Company, a leading fitness manufacturer in Taiwan and China, for obtaining orders from their customers and for the home shopping sales in Korea and China; and (3) working with The Nike Inc, Portland, Oregon, the Reebok, Korea and China Basket Ball Association for sales and marketing.

Results of Operations

For the Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

Revenues

For the year ended June 30, 2009, we had total revenue of $8,980, as compared to $110,365 for the year ended June 30, 2008. Of the total revenues generated in fiscal 2008, $56,400 was derived from license and distributor revenue, and $53,965 was from product sale.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the year ended June 30, 2009 and 2008, our cost of revenues was $6,360 (for the sale of $8,980) and $45,970 (for the sale of $53,965) respectively, approximately 70.8% and 85.2% of the revenues.

Operating Costs and Expenses

For the year ended June 30, 2009, our total operating costs and expenses significantly decreased from $2,437,713 in fiscal 2008 to $435,103 in fiscal 2009. The decrease in operating expenses was primarily there was no bad debt item in fiscal 2009, which was $1,969,369 for the year ended June 30, 2008. During the period, the depreciation expense was increased from $19,750 in fiscal 2008 to $87,668 in fiscal 2009.

Other Income and Expenses

For the year ended June 30, 2009, our total other expenses were $159,968, of which $159,990 was interest expenses. For fiscal 2008, the total other expenses were $139,921, which included write-off of deferred taxes, $159,031 of interest expense, and partially offset by income from forgiveness of debts in an amount of $241,559.

Net Loss

Net loss for the years ended June 30, 2009 and 2008 were $592,736, or $0.02 per share, and $2,513,239, or $0.11 per share, respectively.

For the Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

Revenues

For the year ended June 30, 2008, we had total revenue of $110,365, as compared to $317,612 for the year ended June 30, 2007. Of the total revenues generated in fiscal 2008, $56,400 was derived from license and distributor revenue, and $53,965 was from product sale.

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

Other Income and Expenses

For the year ended June 30, 2008, our total other expenses were $139,921, of which $222,579 was write-off of deferred taxes, $159,031 of interest expense, and partially offset by income from forgiveness of debts in an amount of $241,559. In fiscal 2007, our total other expenses were $14,249, of which $302,073 was interest expense, and partially offset by income from forgiveness of debts in an amount of $294,283.

Net Loss

Net loss for the years ended June 30, 2008 and 2007 were $2,513,239, or $0.11 per share, and $477,389, or $0.02 per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of June 30, 2009, the Company’s cash and cash equivalents balance was $1,580.

For the year ended June 30, 2009, net cash was used in operating activities of $445,142, largely due to our net loss of $592,736, offset by increase in depreciation and amortization expense of $87,668, and decrease in inventory of $35,423.

During fiscal 2009, we had no investing activities. During the same period, the Company’s financing activities provided net cash of $435,805, which consisted of increase in accrued interest payable of $159,968, increase in notes payable reclassified to current liabilities due to medication of terms, and indebtness to related party of $874,992, and issuance of common stock $316,098.

As disclosed on Item 3, "Legal Proceedings" and Note 11 of our Notes to Financial Statements, as of June 30, 2009, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities.  There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of June 30, 2009, there were no off-balance sheet arrangements.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Stan J.H. Lee, CPA

2160 North Central Rd, Suite 203,  Fort Lee,  NJ 07024

P.O. Box 436402,  San Ysidro,  CA 92143-9402

619-623-7799,   Fax 619-564-3408,   stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

TRB Systems International, Inc. and Subsidiary;

We have audited the accompanying consolidated balance sheets of TRB Systems International, Inc. and a subsidiary of June 30, 2009 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements (restated) referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc. and Subsidiary as of June 30, 2009 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2-a and b , the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

--------------------------------------

Stan J.H. Lee

Certified Public Accountants

Fort Lee, NJ

October 10, 2009

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND 2008

	2009	2008
ASSETS		(restated)
CURRENT ASSETS
Cash	$1,580	$2,064
Trade accounts and license fee receivable, net	10,555	20,295
Inventory	49,909	85,332
TOTAL CURRENT ASSETS	62,044	107,691

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $990,666 as of June 30, 2009 and $902,998 as of June 30, 2008	172,188	259.856

OTHER ASSETS
Prepaid and other assets	157,554	160,918

TOTAL ASSETS	$391,776	$528,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,274	$21,885
Notes and interest payable	1,174,606	235,583
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
TOTAL CURRENT LIABILITIES	1,882,426	932,014

Indebtedness to related party	277,688	342,012
Notes and interest payable	1,823,641	2,528,633
	2,101,329	2,920,645

TOTAL LIABILITIES	3,983,755	3,852,659

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 (year 2009 and 2009 restated) par value, 60,000,000 (year 2009) and 30,000,000 (year 2008) shares authorized;
29,319,922 and 23,699,922 shares issued and outstanding as of June 30, 2009 and 2008, respectively	29,320	23,700
Additional paid in capital	3,564,288	3,228,810
Common stock subscribed but not issued	-	25,000
Accumulated deficit	(7,170,623)	(6,577,887))
Other comprehensive loss-foreign currency	(14,969))	(23,817))
Total Stockholders' Equity (Deficit)	(3,591,979))	(3,324,194)

Total Liabilities and Stockholders' Equity (Deficit)	$391,776	$528,465

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

REVENUE:
License and distributor revenue	$-	$56,400
Sales	8,980	-
Total Revenue	8,980	53,965

COST OF REVENUE	6,360	45,970

GROSS PROFIT	2,620	7,995

TOTAL OPERATING REVENUE	2,620	64,395
OPERATING EXPENSES:
General and administrative expenses	137,267	157,405
Selling expenses	210,168	291,189
Bad debt	-	1,969,369
Depreciation expense	87,668
Total operating costs	435,103	2,437,713

LOSS FROM OPERATIONS	(432,483)	(2,373,318)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts	-	(241,559)
Write-off of deferred taxes	-	(222,579)
Interest income	22	130
Interest expense	(159,990)	(159,031)
Total Other Income & (Expenses)	(159,968)	(139,921)

NET LOSS BEFORE INCOME TAX AND BENEFIT	(592,452)	(2,513,239)

Current income taxes	284	-
NET LOSS	$(592,736)	$(2,513,239)

COMPREHENSIVE LOSS:
Unrealized foreign currency transaction loss	8,853	(23,817))
COMPREHENSIVE LOSS	$(583,883)	(2,537,056))

Basic and diluted loss per common share	$(0.02)	(0.11)

Weighted average number of common shares outstanding :	26,509,922	23,699,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Retained		Total
	Common	Capital	Paid-in	Earnings	Other	Stockholders'
	Shares	Stock	Capital	(Deficit)	Items	Equity (Deficit)

Balance, June 30, 2007	23,699,922	$23,700	$3,228,810	$(4,064,648))	$-	$(812,138)

Net loss for the year ended June 30, 2008	-	-	-	(2,513,239)		(2,5023,239)
Foreign currency transaction adjustment	-	-	-	)	(23,817)	(23,817)
Common stock subscribed but not issued	-	-	-	-)	25,000	25,000
	-	-	-	)	-
Balance, June 30, 2008 (restated)	23,699,922	23,700	3,228,810	(6,577,887)	1,183	(3,324,194)
Common stock issued	5,620,000	5,620	335,478			341,098
Common stock previously subscribed and issued during the period	-	-	-	-	(25,000)	(25,000)
Net loss for the year ended – June 30, 2009	-	-	-	(592,736))	-	(592,736)
Foreign currency translation adjustment	-	-	-	-	8,853	8,853
Balance, June 30, 2009	29,319,922	$29,320	$3,564,288	$(7,170,623(	$(14,964)	$(3,591,979)

See Notes to Consolidated Financial Statements.

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(592,736)	$(2,513,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,668	19,750
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	9,740	2,219,472
(Increase) decrease in inventories	35,423	(12,711)
Increase in prepaid expense and other assets	3,374	(40,373)
(Increase) decrease in deferred tax asset	-	222,579
Increase (decrease) in accounts payable and accrued liabilities	11,389	(198,234)
Increase (decrease) in customer advance	-	(21,440)
Increase (decrease) in notes and interest payable – reclassified to long term	-	(2,022,586)
Net cash used in operating activities	(445,142)	(2,662,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(112,631)
Net cash used in investing activities	-	(112,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accrued interest payable	159,968	-
Notes payable reclassified to current liabilities due to moderation of terms	779,055	-
Notes and interest payable reclassified	(754,992)	2,578,633
Indebtness to related party repaid	(64,324)	(157,771)
Issuance of common stock	316,098	-
Common stock subscribed	-	25,000
Net cash provided by financing activities	435,805	(23,817)

Effect of exchange rate on cash	8,853	(23,817)

Net Increase (Decrease) in Cash	(484)	(37,386)

Cash at Beginning of Year	2,064	39,432

Cash at End of Year	$1,580	$2,064

	2009	2008
		(restated)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$159,968	$159,031
Cash paid during year for income taxes	284	-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2009

 1. ORGANIZATION, NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. The Company has established a new subsidiary, Alenax (Tianjing) Bicycle Corp. ("Alenax") to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.  On December 22, 2008, Alenax’s name was changed to Alenax Parts Mfr. (Tianjin) Corp.

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

a.  Liquidity

As of June 30, 2009, the Company had cash and cash equivalents totaling $ 1,580 as compared to $2,064 at June 30, 2008. As of June 30, 2009, the Company had working capital of $ (1,820,382) compared to a working capital of $ (824,323) at June 30, 2008. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 7,170,623 from the period of April 11, 1997 (Date of Inception) through June 30, 2009. It has recently commenced operations of active sales and it is not profitable yet raising substantial doubt about the Company's ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c.  Principles of Presentation and Consolidation

The consolidated financial statements include TRB Systems International, Inc., non-operating company and its wholly-owned subsidiary operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is June 30th. The year ended June 30, 2009 is referred to as "2009", the year ended June 30, 2008 is referred to as "2008". Our consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company account balances and transactions have been eliminated

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

f. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2009, the Company has no bank account in the United States.

At June 30, 2009, the Company had deposits of $ 1,556in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2009. At June 30, 2009 and 2008, our bank deposits by geographic area were as follows:

Country	2009		2008

United States	$0	0%	$0	0%
China	1,556	100%	1,463	100%
	$1,556	100%	$1,463	100%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits in China.

g. Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2009 and the Company has recorded nil for an allowance for doubtful accounts and 2008, $ 1,969,369 which then were written-off.

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

                                                              Future Commitments Per Agreements

	First Year	Second Year	Third Year
Countries	(Bikes)	(Bikes)	(Bikes)	Total
Licenses
Japan	40,000	80,000	200,000	320,000
India	50,000	90,000	200,000	340,000
Nigeria & Benin	5,000	9,000	10,000	24,000
Tanzania	1,000	2,000	3,000	6,000
Vietnam	4,000	7,000	10,000	21,000
Korea	13,000	31,000	62,000	106,000

Distributors
USA
CA-Orange County	1,500	3,000	5,000	9,500
CA-LA County	3,000	5,000	7,000	15,000
Maryland & Delaware	1,000	2,000	2,840	5,840
New York
Long Island / Queens	1,000	2,000	3,000	6,000

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

j. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At June 30, 2009 and 2008, our consolidated balance sheet includes prepaid expenses and other current assets of $ 157,544 and $ 160,918, respectively.

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

m.  Revenue Recognition

Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

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

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2009 was $ 8,853. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2009, the exchange rate for the local currency, the Chinese dollar or RMB was $ 1 USD for 6.82974 RMB.

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

 r. Advertising

Advertising is expensed as incurred and were $ 8,339 for the years ended June 30, 2009 and $ 62,539 in 2008.

s.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $ 4,184 for the year ended June 30, 2009 as compared to $27,309 for the year ended June 30, 2008.

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

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

	2009	2008
Accounts Receivable	$10,555	$20,295
Less: Allowance for doubtful accounts	-	-
Net Accounts Receivable	$10,555	$20,295

NOTE 4 - INVENTORIES

At June 30, 2009 and 2008, inventories consisted of:

	2009	2008

Parts	$6,129	$6,482
Finished goods	43,780	78,850
	49,909	85,332
Less: Reserve for slow moving inventory	-	-
	$49,909	$85,332

5. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

	2009	2008

Office equipment	$77,598	$77,598
Tools and machinery	79,321	79,321
Automobile	50,947	50,947
Moldings	765,823	767,518
Booth for show	137,470	137,470
Informational tapes and other promotional materials	51,695	50,000
	1,162,854	1,162,854

Less: Accumulated depreciation	(990,666)	(902,998)
	$172,188	$259,856

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2009, ABL Properties owes the Company $ 301,166 and $ 200,000 is owed to ABL Properties.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2009, the outstanding amount due was $ 378,854.

The net payable to ABL Properties and Byung Yim is $277,688 as of June 30, 2009.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2009 the accounts payable and accrued expenses were $ 33,274 and $ 21,885 as of June 30, 2008. During the year ended June 30, 2008, management as written off  $ 220,119 accrued expenses originating from prior to year 2000 under the basis that no creditor has pursued collection to date and internal determination that these payable will ever be paid. Such a transaction resulted in reduction of accounts payable and recognition as income from forgiveness of debts in the statements of operations.

8. ADVANCE FROM A CUSTOMER

The company received advance from a customer in anticipation of future shipment. The terms depend case by case in that it may be refundable or forfeited as stipulated by related provision in the sales contracts.

Advance from a customer is refundable in case if the shipment doesn’t occur within the specified time. Advance becomes earned revenue when the goods are shipped and invoiced.

9.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals from whom the Company borrowed funds for working capital.  As of June 30, 2009, the Company had notes payable in the amount of $ 2,053,856 and accrued interest payable of $ 944,391. Interest expense attributable to notes payable totaled $159,031 during the year 2009. Company has successful renegotiated with all of the creditors for its modification of interest rates lower and extension of maturity.

 As of June 30, 2009:

	Notes Payable		Rate - Simple	Accrued Interest
Note Holder	Balance	Maturity Date	Interest	Amount
In W. Whang	$100,00	6/30/2009	10%	$98,750
Byung K. Cho	30,215	6/30/2009	10%	19,639
Joon Ki Moon	100,000	6/30/2009	10%	74,000
Janak Shah	120,000	5/10/2010	10%	95,400
Hwa Suk Kim	12,931	11/26/2009	10%	10,603
Byung Yim	41,530	6/30/2010	10%	3,828
Seok Nyu Lee	12,931	10/09/2010	-	9,926
Xiao Wei Lu	45,000	12/30/2010	10%	29,994
Ok Yeo Chong	127,887	12/31/2010	10%	53,458
Young Sik Kwon	695,652	12/31/2010	10%	396,519
Ok Yeo Chong	246,556	12/31/2010	10%	80,894
Kil Ja Bark	99,138	02/09/2011	10%	71,380
Ok Yeo Chong	346,696	12/31/2011	0-10%	-
Byung Yim	75,320	12/31/2011	-	-
Total	$2,053,856			$944,391
Current portion	$230,215			$944,391

10.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611 which carry annual interest rate equivalent to U.S. bank’s prime rate.

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

11.  PENDING SUITS AND JUDGMENT

As of June 30, 2009, there are outstanding judgments in the amount of $ 381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period.

The outstanding judgments consist of:

Creditors/Creditors’ attorneys		2009	2008

Cherenson, Carroll & Holzer		$44,000	$44,000
The Sawtooth Marketing Group Inc.		56,000	56,000
Hong		89,000	89,000
Bernard & Koff		192,000	192,000

	Total	$381,000	$381,000

12.  CAPITAL STOCK

The company is currently authorized to issue 60,000,000 at $0.001 par value share. As of June 30, 2009 the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $ 3,564,288 and as of June 30, 2008, 23,699,922 and additional paid in capital of $ 3,228,810, June 30, 2008, respectively.

13.  NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2009 and 2008 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

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

The Company has a US net operating loss carry forward for tax purposes totaling approximately $ 7,170,623 at June 30, 2009. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2027 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. . Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company's subsidiary in China is governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of approximately 25% . The Company intends to utilize profits earned by its Chinese based subsidiary in China to expand its PRC based operations.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2009 and 2008:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008

Tax benefit computed at “expected” statutory rate	$ (637,693)	$ (151,213)
State income taxes, net of federal effect	(191,258)	(45,352)
Interest in valuation allowance	858,951	196,565
	$ -	$ -

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	June 30, 2009	June 30, 2008

Tax benefit of net operating loss carryforward	$ 2,665,616	$ 2,443,335
Allowance for inventory obsolescence	-	-
Valuation allowance	(2,665,616)	(2,443,335)

Net deferred tax asset recorded	$ -	$ -

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at June 30, 2009 and 2008, due to the uncertainty of realizing the deferred income tax assets. During 2009, the valuation allowance was increased by $ 222,281 from the prior year.

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

NOTE 16 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended June 30, 2008, the Company operated in two reportable business segments - (1) licensing and (2) wholesale of finished bikes and parts segment.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the year ended June 30, 2009 is as follows:

	Licensing Segment	Wholesale of Bikes	Consolidated
	(1)	Segment (2)	Total

Net revenue	$ -	$ 8,890	$ 8,890
Cost of sales	-	(6,360)	(6,360)
Operating expenses (excluding depreciation and amortization	-	(347,435)	(347,435)
Interest expense	-	(159,990)	(159,990)
Segment assets
	$ -	$ 391,776	$ 391,776

 17.  COMMITMENTS AND CONTINGENCIES

17.1  Lease Commitments

Company leases its office space in Tianjin China on a month-to-month basis. Its monthly minimum rental is $1,000.

Rental expense for the year ended June 30, 2009 and 2008 are $48,134 and $18,421, respectively.

17.2   Litigation

As per the Company, as of June 30, 2009, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 11.

NOTE 18 - SUBSEQUENT EVENTS

 There is no subsequent event(s) management believes it is to be disclosed.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).    CONTROL AND PROCEDURES

Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with the United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009 based on the framework in “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of June 30, 2009, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

        Name           Age                                                   Positions

--------------------  -----  --------------------------------------------------------------------------------

Byung D. Yim     68    President, Chief Executive Officer, Chief Financial Officer, and Director

Marn T. Seol     70   Vice Chairman of the Board of Research and Development

August Rheem     74   Vice President & Director

Joon Ki Moon     30   Secretary & Director

Byung D. Yim, has been our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors since 1997.  From January 2006 to present Mr. Yim also serves as President and CEO of Alenax Parts Mfr. (Tianjin) Corp., our operating subsidiary.  Mr. Yim graduated from of Han Yang University of Korea with a B.A. degree in Nuclear Engineering and Electronics.

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

Joon Ki Moon has been served our Secretary since December 15, 2006. Prior to his joining the Company from March 2002 to December 2003, he was Team Chief of General Management Department at TRB Global Corp., a bicycle manufacturer in Seoul, Korea. From January 2004 through September 2006, Mr. Moon held various part-time or internship positions at Alenax Parts Mfr.  (Tianjin) Corp., the subsidiary of the Company, most recently as Assistant to President of Alenax (Tianjin) Bicycle Corp. Mr. Moon holds a Bachelor degree in Economics from Kang Won University in Kang Won-Do, Korea and a Bachelor degree in Chinese from Nankai University in Tianjin, China.

Election of Directors and Officers

Holders of our common stock shares are entitled to one (1) vote for each share held on all matters submitted to a vote of the shareholders, including the election of directors.  Cumulative voting with respect to the election of directors is not permitted.

The Board of Directors of the Company shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose.  Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.  If a vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

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

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years.

Summary Compensation Table:

-------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Non-                 Non-

                                                                                         Equity            qualified

                                                                                         Incentive        Deferred       All

Name and                                            Stock    Option     Plan               Compensation   Other

Principal                 Salary   Bonus   Awards   Awards  Compensation  Earnings     Compensation Total

Position         Year    ($)       ($)          ($)          ($)            ($)                   ($)               ($)                 ($)

---------------------------------------------------------------------------------------------------------------------------------------

Byung Yim   2009   50,000     -             -               -                 -                   -                   -           50,000

CEO and     2008   50,000     -             -               -                 -                    -                  -           50,000

President

--------------------------------------------------------------------------------------------------------------------------------------

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2009, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding.  The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

         Title of              Name and Address         Amount and Nature of             Percent of

           Class              of Beneficial Owner         Beneficial Ownership               Class (1)

 -------------------  -------------------------------   ----------------------------  --------------------------

 Common Stock        Byung D.Yim                          6,950,000                           23.7%

                             1 Yong An Road

                             Tianjin, 300204, China

Common Stock         Motion Plus International (2)          5,752,998                         19.62%

                            1472 Cedarwood Dr.

                            Piscataway, NJ 08854

Common Stock        Alexander B. Yim (3)                        3,802,500                       12.97%

                            6721 Washington Ave. Apt. 191

     Ocean Spring, MS 39564

 ----------------------------------------------------------------------------------------------------------

(1)

Based on 29,319,922 shares of common stock outstanding as of June 30, 2009.

(2)

5,752,998 shares owned by Motion Plus International Corp. and Byung Yim is president of the company.

(3)       Alexander B. Yim is the son of Byung Yim.

Security Ownership of Management

The table below set forth certain information, as of June 30, 2009, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

        Title of            Name and Address           Amount and Nature of            Percent of

       Class                of Beneficial Owner        Beneficial Ownership               Class (1)

 -----------------   -----------------------------      -------------------------------    -------------------

Common Stock        Byung Yim (2)                            6,950,000                           23.7%

                          One Yong An Road

                          Tianjin, 300204, China

Common Stock         Marn T. Seol (3)                         1,003,000                          3.42%

                           One Yong An Road

                           Tianjin, 300204, China

Common Stock        August Rheem (4)                          25,000                             0.08%

                           19591 Aspendale Sq.

                           Ashburn, Va 20147

Common Stock        Joon K. Moon                               123,950                            0.42%

                           Rome Garden D-902

                           Tianjin, 300204, China

                           Directors and officers

                           As a group                                3,126,950                      10.67%

----------------------------------------------------------------------------------------------------------------

(1)   Based on 29,319,922 shares of common stock outstanding as of June 30, 2009.

(2)   Byung Yim is Chairman & CEO of the Company.

(3)   Marn T. Seol is our Vice Chairman of R&D.

(4)   August Rheem is our Vice President & Director

(5)  Benson Rheem is our Senior Vice President & Director

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees.  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2009 and 2008 were $16,500 and $17,000, respectively.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(1) Exhibits

Exhibit No.                       Description

------------------------------------------------------------- -------------------------------------------------------

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

TRB SYSTEMS INTERNATIONAL INC.

By: Byung Yim

Byung Yim, President, Chief Executive Officer and

Chief Financial Officer

Date:   October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Byung Yim

Byung Yim, President, CEO, CFO and Director

Date:   October 13, 2009

By: /s/ Augustin Rheem

 Augustin Rheem, Vice President and Director

Date:  October 13, 2009