Form 10-Q
period 2009-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2009-11-13
CIK 1042610

ITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

 or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 333-07242

TRB Systems International, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3522572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

142 Cedarwood Drive Piscataway, New Jersey	08854
(Address of Principal Executive Offices)	(Zip Code)

(877) 852-3600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   o    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  o    No  x

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock, par value $0.001, as of November 13, 2009.

TRB SYSTEMS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$12,582	$1,580
Accounts receivable and license fee receivable, net	3,238	10,555
Inventory	50,869	49,909
TOTAL CURRENT ASSETS	66,689	62,004

PROPERTY AND EQUIPMENT, net	150,271	172,188

OTHER ASSETS
Prepaid and other assets	153,183	157,554
TOTAL ASSETS	$370,143	$391,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,402	$33,274
Notes and interest payable	1,334,364	1,294606
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,045,312	2,002,426

Indebtedness to related party	391,529	277,688
Notes and interest payable	1,703,641	1,703,641
Total Non-current Liabilities	2,095,170	1,981,329

TOTAL LIABILITIES	4,140,482	3,983,755

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized;
29,319,922 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	29,320	29,320
Additional paid in capital	3,564,288	3,564,288
Accumulated deficit	(7,348,983)	(7,170,623)
Other comprehensive loss-foreign currency	(14,964)	(14,969)
Total Stockholders' Equity (Deficit)	(3,770,339)	(3,591,979)

Total Liabilities and Stockholders' Equity (Deficit)	$370,143	$391,776

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2009	2008
REVENUE:
Sales	$403	$3,961
License and distributor revenue	0	0
Total Revenue	403	3,961

COST OF REVENUE	348	2,789

GROSS PROFIT	55	1,163

OPERATING EXPENSES:
General & administrative and selling expenses	116,710	97,073
Depreciation expense	21,917	12,500
Total operating expenses	138,627	109,573

LOSS FROM OPERATIONS	(138,572)	(108,410)

OTHER INCOME (EXPENSE)
Interest income	4	-
Interest expense	(39,758)	(39,758)
Foreign currency transaction	(34)	(150)
Total Other Income & (Expenses)	(39,788)	(39,908)

NET LOSS BEFORE INCOME TAX AND BENEFIT	(178,360)	(148,318)

Income taxes	-	-
NET LOSS	$(178,360)	$(148,318)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding :	29,319,922	26,479,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Thee months	Three-Months
	Ended Sept. 30,	Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,360)	$(148,318)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,917	12,500
Foreign currency translation	-	(150)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	7,317	5,121
(Increase) decrease in inventories	(960)	1,419
Increase in other current assets	4,361	-
(Increase) decrease in deferred tax asset
Increase (decrease) in accounts payable and accrued liabilities	3,128	(12,806)
Increase (decrease) in customer advance	-	17,346
Net cash used in operating activities	(142,597)	(124,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in prepaid and other assets	-	(70,091)
Increase indebtedness of related party	113,841	(101,492)
Net cash used in investing activities	113,841	(171,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	232,462
Increase of notes and accrued interest	39,758	64,758
Net cash provided by financing activities	39,758	297,220

Net Increase (decrease) in Cash	11,002	749

Cash at beginning of year	1,580	2,064

Cash at End of Year	$12,582	$2,813

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$-	$39,758
Cash paid during year for income taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

1.  ORGANIZATION AND NATURE OF BUSINESS

TRB Systems International Inc. ("the Company") is a holding company incorporated in Delaware on April 11, 1997. The Company has established a new subsidiary, Alenax Parts Mfr (Tianjin) Corp. ("Alenax") to conduct business in China. Alenax was incorporated on February 22, 2005 under the laws of People's Republic of China or PROC.

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

a.  Liquidity

As of September 30, 2009, the Company had cash and cash equivalents totaling $12,582 as compared to $2,813 as of September 30, 2008. As of September 30, 2009, the Company had working capital of $(1,978,623) compared to a working capital of $(860,374) at September 30, 2008. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $ 7,348,983 from the period of April 11, 1997 (Date of Inception) through September 30, 2009, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

d.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax Parts Mfr (Tianjin) Corp., the operating company.

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

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $43,810 for the three-month period ended September 30, 2009 as compared to $4,206 for the same period ended September 30, 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS - IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption of  recently  issued  accounting pronouncements  to  have  a significant impact  on  the Company's  results  of operations, financial position, or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

	September 30, 2009	September 30, 2008
Accounts Receivable	$3,238	$365,194
Less: Allowance for doubtful accounts	-	-
Net Accounts Receivable	$3,238	$365,174

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

2009

Office equipment	$77,598
Tools and machinery	79,321
Automobile	50,947
Moldings	765,823
Booth for show	137,470
Informational tapes and other promotional materials	51,695
1,162,854

Less: Accumulated depreciation	(1,012,583)
$150,271

5. RELATED PARTY TRANSACTIONS

ABL Properties Company (ABL), wholly owned by Byung Yim, President, CEO of TRB Systems International, Inc., and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL and the Company agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of September 30, 2009 ABL owes the Company $144,805.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of September 30, 2009 the outstanding amount due was $391,529.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of September 30, 2009 the accounts payable and accrued expenses were $36,402 and $9,079, as of September 30, 2008.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals.  As of September 30, 2009, the Company had notes payable in the amount of $2,053,856 and accrued interest payable of $984,149.  Interest expense attributable to notes payable totaled $39,758 for the three-month period ended September 30, 2009.  Interest rate on the notes ranged from zero to 10%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of September 30, 2009 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of September 30, 2009, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors’ attorneys		2009	2008

Cherenson, Carroll & Holzer		$44,000	$44,000
The Sawtooth Marketing Group Inc.		56,000	56,000
Hong		89,000	89,000
Bernard & Koff		192,000	192,000

	Total	$381,000	$381,000

10.  CAPITAL STOCK

The company is authorized to issue 60,000,000 at $0.001 par value share. As of September 30, 2009 the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $3,564,288.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended September 30, 2009 and 2008 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

12.1  Lease Commitments

The Company's future annual commitments at September 30 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

12.2   Litigation

As per the Company, as of September 30, 2009, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.

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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts Mfr (Tianjin) Corp., which develops, markets, and manufactures a line of NMT product.

For the past two years, the Company focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed, and the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set as a bike part maker. Accordingly, the name of the Company’s operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Parts Mfr (Tianjin) Corp. on December 2, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

As of September 30, 2009, we have finished the complete tests for commercial level of our entire top quality lines of the Alenax Uni-Set.

Jeonnam Advanced Materials Industrialization Center of Jeonnam Technopark in Korea (“JAMIC”) has developed the newest, lighter, stronger and cheaper material “AZ 80 (mg)”. Recently we signed up with JAMIC an Occupancy Agreement.  We plan to move our R&D office into JAMIC Building in Korea and work with them as consortium business partner.

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

Results of Operations

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

For the three months ended September 30, 2009, we had total revenue of $403, as compared to $3,961 for the same period of the prior year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the three months ended September 30, 2009 and 2008, our cost of revenues was $348 and $2,798, respectively, approximately 86.4% and 70.6% of the revenues.

Operating Costs and Expenses

For the three months ended September 30, 2009, our total operating costs and expenses increased to $138,627, approximately 26.5%, from $109,573 for the same period of the last yea. The increase in operating expenses was primarily due to an increase in marketing and advertising expenses by an amount of $14,945 and an increase in research and development expenses by an amount of $39,604.

Other Income and Expenses

For the three months ended September 30, 2009, our total other expenses were $39,788, which consisted of 39,758 of interest expenses and loss of $34 from foreign currency translations.  For the same period of 2008, our total other expenses were $39,908, which consisted of 39,758 of interest expenses and loss of $150 from foreign currency translations.

Net Loss

Net loss for the three months ended September 30, 2009 and 2008 were $178,360, or $0.01 per share, and $148,318, or $0.01 per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of September 30, 2009, the Company’s cash and cash equivalents balance was $12,582.

For the three months ended September 30, 2009, the Company’s net cash used in operating activities was $142,597, primarily due to our net loss of $178,360, offset by increase in depreciation and amortization expense of $21,917. During the quarter, our investing activities provided net cash of $113,841 from borrowing from our related party. During the same period, our financing activities provided net cash of $39,758 from an increase in accrued interest payable.

As disclosed on Note 9 of our Notes to Financial Statements, as of September 30, 2009, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities.  There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of September 30, 2009, there were no off-balance sheet arrangements.

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

Item 4 (T).  Controls and Procedures

(a) Disclosure Controls and Procedures

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

(b) Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

 (a)    Exhibits:

Exhibit No.                                                Title of Document

-----------   ----------------------------------------------------------------------------------------------------

      31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1     Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.

By:/s Byung Yim

Byung Yim, President, Chief Executive Officer and

Chief Financial Officer

Date:   November 13, 2009