Form 10-Q
period 2009-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2010-02-18
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-07242

TRB Systems International Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3522572
(State of incorporation)	(I.R.S. Employer Identification No.)

142 Cedarwood Drive
Piscataway, New Jersey 08854
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (877) 852-3600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock, par value $0.001, as of February 17, 2010.

TRB SYSTEMS INTERNATIONAL INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$2,302	$1,580
Accounts receivable and license fee receivable, net	3,238	10,555
Inventory	51,870	49,909
TOTAL CURRENT ASSETS	57,410	62,004

PROPERTY AND EQUIPMENT, net	128,355	172,188

OTHER ASSETS
Prepaid and other assets	152,243	157,554
TOTAL ASSETS	$338,008	$391,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,481	$33,279
Notes and interest payable	1,374,122	1,294,606
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,088,149	2,002,431

Indebtedness to related party	435,663	277,688
Notes and interest payable	1,703,641	1,703,641
Total Non-current Liabilities	2,139,304	1,981,329

TOTAL LIABILITIES	4,227,453	3,983,760

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized;
29,319,922 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	29,320	29,320
Additional paid in capital	3,564,288	3,564,288
Accumulated deficit	(7,468,089)	(7,170,623))
Other comprehensive loss-foreign currency	(14,964))	(14,969))
Total Stockholders' Equity (Deficit)	(3,889,445))	(3,591,984)

Total Liabilities and Stockholders' Equity (Deficit)	$338,008	$391,776

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

(unaudited)

	Three-Months Ended Dec. 31,		Six-Months Ended Dec. 31,
	2009	2008	2009	2008

Sales	$147	3,961	$545	7,495
Cost of sales	117	2,798	465	5,420
Gross Profit	30	1,163	80	2,075
Operating Expenses
Depreciation expense	21,917	12,500	43,834	25,000
Selling, general and administrative	69,688	97,073	174,202	142,153
Total operating expenses	91,605	109,573	218,034	167,153

Operating loss	(91,575)	(108,410)	(217,956)	(165,078)

Other Income and Expenses
Foreign currency translation	-	(150)	-	(150)
Interest income	3	-	6	7
Bad debt expense	-	-	-	9
Interest expense	(39,758)	(39,758)	(79,510)	(79,516)
Total other income and expenses	(39,755)	(39,908)	(79,516)	(79,659)

Net Loss Before Income Tax and Benefit	(131,330)	(148,318)	(297,466)	(244,737)

Income Tax	-	-	-	-

Net Loss	$(131,330)	(148,318)	$(297,466)	(244,737)

Basic and diluted earnings / (loss) income per common share	$(0.00)	(0.01)	$(0.01)	(0.10)

Weighted average common shares outstanding	29,319,922	29,319,922	29,319,922	26,510,465

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	Six Months	Six Months
	Ended Dec. 31,	Ended Dec. 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,466)	$(244,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,833	25,000
Foreign currency translation	5	23,817
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	7,317	5,121
(Increase) decrease in inventories	(1,961)	(2,354)
Increase (decrease) in indebtness of related party	-	12,966
Increase (decrease) in accounts payable and accrued liabilities	6,202	(13,331)
Net cash used in operating activities	(242,070)	(206,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement of property and equipment	-	12,500
Increase (decrease) in prepaid and other assets	5,301	(59,379)
Increase in advance from a customer	-	16,884
Decrease in indebtedness of related party	-	(114,458)
Net cash provided by (used) in investing activities	5,301	(144,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	244,860
Increase in notes and accrued interest	79,516	104,516
Increase in director’s loans	157,975	-
Net cash provided by financing activities	237,491	349,376

Net Increase (decrease) in Cash	722	(1,095)

Cash at beginning of year	1,580	2,064

Cash at End of Year	$2,302	$969

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$79,516	$79,516

Cash paid during year for income taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2009

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of TRB Systems International Inc., is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a.  Liquidity

As of December 31, 2009, the Company had cash and cash equivalents totaling $2,302 as compared to $969 as of December 31, 2008. As of December 31, 2009, the Company had working capital of $(2,030,739) compared to a working capital of $(397,216) at December 31, 2008. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

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

b.  Going Concern

The Company incurred accumulated net losses of $ 7,468,089 from the period of April 11, 1997 (Date of Inception) through December 31, 2009, has recently commenced limited operations, and is rather, still in the development stages, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

p.  Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $81,408 for the six-month period ended December 31, 2009 as compared to $4,206 for the same period ended December 31, 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS:

 In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the guidance did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

	December 31, 2009	December 31, 2008
Accounts Receivable	$3,238	$15,174
Less: Allowance for doubtful accounts	-	-
Net Accounts Receivable	$3,238	$15,174

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

December 31, 2009

Office equipment	$77,598
Tools and machinery	79,321
Automobile	50,947
Moldings	767,518
Booth for show	137,470
Informational tapes and other promotional materials	50,000
1,162,854

Less: Accumulated depreciation	(1,034,499)
$128,355

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

Any cost incurred by TRB Systems International Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of December 31, 2009 ABL Properties owes the Company $245,971 Net.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of December 31, 2009 the outstanding amount due was $ 632,182.

 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of December 31, 2009 the accounts payable and accrued expenses were $39,481 and $8,554 as of December 31, 2008.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals.  As of December 31, 2009, the Company had notes payable in the amount of $2,053,856 and accrued interest payable of $1,023,907.  Interest expense attributable to notes payable totaled $79,516 for the six-month period ended December 31, 2009.  Interest rate on the notes ranged from zero to 10%.

8.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of December 31, 2009 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  PENDING SUITS AND JUDGMENT

As of December 31, 2009, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors’ attorneys		2009	2008

Cherenson, Carroll & Holzer		$44,000	$44,000
The Sawtooth Marketing Group Inc.		56,000	56,000
Hong		89,000	89,000
Bernard & Koff		192,000	192,000

	Total	$381,000	$381,000

10.  CAPITAL STOCK

The company is authorized to issue 60,000,000 at $0.001 par value share. As of December 31, 2009 the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $3,564,288.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended December 31, 2009 and 2008 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  COMMITMENTS AND CONTINGENCIES

12.1  Lease Commitments

The Company's future annual commitments at December 31 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

12.2  Litigation

As per the Company, as of December 31, 2009, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 9.

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

As of December 31, 2009, we have finished the complete tests for commercial level of our entire top quality lines of the Alenax Uni-Set.

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

Results of Operations

For the Three-Month Periods Ended December 31, 2009 and 2008

Revenues

For the three months ended December 31, 2009, we had total revenue of $144, as compared to $3,961for the same period of the prior year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the three months ended December 31, 2009 and 2008, our cost of revenues was $117 and $2,798, respectively, approximately 79.6% and 70.6% of the revenues.

Operating Costs and Expenses

For the three months ended December 31, 2009, our total operating costs and expenses decreased $17,968, or 16%, from $109,573 for the three months ended December 31, 2009 to $91,605 for the same period of this year. The decrease in operating expenses was primarily due to decreases in marketing expense and professional fees.

Other Income and Expenses

For the three months ended December 31, 2009, our total other expenses were $39,755, which primarily consisted of $39,758 of interest expenses.  For the same period of 2008, our total other expenses were $39,908, which consisted of $39,758 of interest expenses and loss of $150 from foreign currency translations.

Net Loss

Net loss for the three months ended December 31, 2009 and 2008 were $131,330, or $0.00 per share, and $148,318, or $0.01 per share, respectively.

For the Six-Month Periods Ended December 31, 2009 and 2008

Revenues

For the six months ended December 31, 2009, we had total revenue of $545, as compared to $7,495 for the same period of the prior year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the six months ended December 31, 2009 and 2008, our cost of revenues was $465 and $5,420, respectively, approximately 85% and 72% of the revenues.

Operating Costs and Expenses

For the six months ended December 31, 2009, our total operating costs and expenses increased to $218,036, approximately 30%, from $167,153 for the same period of the last yea. The increase in operating expenses was primarily due to an increase in depreciation expense by an amount of $18,834 and an increase in research and development expenses by an amount of $77,202.

Other Income and Expenses

For the six months ended December 31, 2009, our total other expenses were $79,516, which consisted of interest expenses.  For the same period of 2008, our total other expenses were $79,659, which consisted of $79,516 of interest expenses and loss of $150 from foreign currency translations.

Net Loss

Net loss for the six months ended December 31, 2009 and 2008 were $297,466, or $0.01 per share, and $$244,737, or $0.01 per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of December 31, 2009, the Company’s cash and cash equivalents balance was $2,302.

For the six months ended December 31, 2009, the Company’s net cash used in operating activities was $242,070, primarily due to our net loss of $297,466, offset by increase in depreciation and amortization expense of $43,833. During the six-month period ended December 31, 2009, our investing activities provided net cash of $5,301 from decrease in prepaid and other assets. During the same period, our financing activities provided net cash of $237,491 from loans from the Company’s directors of $157,975, and from increase in notes and accrued interest of $79,516.

As disclosed on Note 9 of our Notes to Financial Statements, as of December 31, 2009, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues.   We are currently actively seeking financing, including raising capital through the issuance of equity securities.  There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of December 31, 2009, there were no off-balance sheet arrangements.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this report.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

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

By : /s/ Byung Yim

Byung Yim, President, Chief Executive Officer and

Chief Financial Officer

Date:   February 17, 2010