Form 10-Q
period 2010-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2010-05-13
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock, par value $0.001, as of May 12, 2010.

TRB SYSTEMS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,164	$1,580
Accounts receivable, net	3,239	10,555
Inventory	44,500	49,909
TOTAL CURRENT ASSETS	48,903	62,004

PROPERTY AND EQUIPMENT, net	121,918	172,188

OTHER ASSETS
Prepaid and other assets	152,285	157,554
TOTAL ASSETS	$323,106	$391,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,995	$33,279
Notes and interest payable	1,413,880	1,294,606
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,130,421	2,002,431

Indebtedness to related party	460,615	277,688
Notes and interest payable	1,703,641	1,703,641
Total Non-current Liabilities	4,294,677	1,981,329

TOTAL LIABILITIES	4,294,677	3,983,760

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized;
29,319,922 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	29,320	29,320
Additional paid in capital	3,564,288	3,564,288
Accumulated deficit	(7,550,140)	(7,170,623))
Other comprehensive loss-foreign currency	(15,039))	(14,969))
Total Stockholders' Equity (Deficit)	(3,971,571))	(3,591,984)

Total Liabilities and Stockholders' Equity (Deficit)	$323,106	$391,776

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2010	2009	2010	2009
		(Restated)		(Restated)

Sales	$4,814	531	$5,360	8,026
Cost of sales	7,549	346	8,015	5,766
Gross Profit	(2,735)	185	(2,655)	2,260
Operating Expenses
Salary expense	11,578	20,023	38,514	45,499
Selling, general and administrative	27,846	50,926	218,940	192,603
Total operating expenses	39,424	70,949	257,454	238,102

Net loss from operations	(42,159)	(70,764)	(260,109)	(235,842)

Other Income and Expenses
Foreign currency translation	-	146	975)	(4)
Interest income	(23)	1	-	8
Interest expense	(39,758)	(39,757)	(119,135)	(119,273)
Bank charge	(111)	(28)	(198)	(28)
Total other income and expenses	(39,892)	(39,638)	(119,408)	(119,297)

Net Loss Before Income Tax and Benefit	(82,051)	(110,402)	(379,517)	(355,139)

Income Tax	-	-	-	-

Net Loss	$(82,051)	(110,402)	$(379,517)	(355,139)

Basic and diluted earnings / (loss) income per common share	$(0.00)	(0.00)	$(0.01)	(0.01)

Weighted average common shares outstanding	29,319,922	29,319,922	29,319,922	26,509,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Nine Months	Nine Months
	Ended March 31,	Ended March 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379,517)	$(355,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,270	37,500
Foreign currency translation	(75)	23,614
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	7,316	5,121
(Increase) decrease in inventories	5,409	(1,804)
Increase (decrease) in customer advance	-	16,845
Increase (decrease) in accounts payable and accrued liabilities	8,721	(8,848)
Net cash used in operating activities	(307,876)	(282,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in prepaid and other assets	5,259	(59,159)
Decrease in indebtedness of related party	-	(104,727)
Net cash provided by (used) in investing activities	5,259	(163,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in paid in capital	-	326,171
Decrease in common stock subscription	-	(25,000)
Increase in notes and accrued interest	119,943	143,273
Increase in director’s loans	182,927	-
Net cash provided by financing activities	302,870	445,444

Net Increase (decrease) in Cash	253	(1,153)

Cash at beginning of year	911	2,064

Cash at End of Year	$1,164	$911

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$79,516	$119,135

Cash paid during year for income taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of TRB Systems International, Inc is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity.  These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a. Liquidity

As of March 31, 2010, the Company had cash and cash equivalents totaling $1,164 compared to $911 at March 31, 2009.  As of March 31, 2010, the Company had working capital deficiency of $(2,081,518) compared to a working capital of $(442,025) at March 31, 2009. The Company has outstanding judgments in the amount of $381,000 that is unable to pay within one-year period.

b. Going Concern

The Company incurred accumulated net losses of $ 7,550,140 from the period of April 11, 1997 (Date of Inception) through March 31, 2010 and has recently commenced limited operations, thus raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c. Basis of Presentation

The financial statements of TRB Systems International Inc are prepared using the accrual basis of accounting whereas revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

d. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRB Systems International Inc., a non-operating holding company and Alenax Parts Mfr.(Tianjin) Corp., the operating company.

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

p. Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $10,320 for the three-month period ended March 31, 2010 as compared to $0 for the same period ended March 31, 2009.

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

s. New Accounting Pronouncements and Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have  a significant impact on the Company's results of operations, financial position, or cash flow.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable represents the balance due from the License and Distributor agreements.

	March 31, 2010	March 31, 2009
Accounts Receivable	$3,239	$365,174
Less: Allowance for doubtful accounts	-	-
Net Accounts Receivable	$3,239	$365,174

4. PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

March 31, 2010

Office equipment	$77,598
Tools and machinery	79,321
Automobile	50,947
Moldings	767,518
Booth for show	137,470
Informational tapes and other promotional materials	50,000
1,162,854

Less: Accumulated depreciation	(1,040,936)
$121,918

5. RELATED PARTY TRANSACTIONS

ABL Properties (ABL), owned by Byung Yim, President, CEO of TRB Systems International, Inc (TRB) with 3 other persons, and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems International Inc for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter. And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL and the Company agreed to defer payment of the $200,000 until TRB Systems International Inc has suitable cash flow to meet its current needs.

Any cost incurred by TRB Systems International Inc to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales.  As of March 31, 2010 ABL owes the Company $148,040.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of March 31, 2010, the outstanding amount due was $460,615

.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2010 the accounts payable and accrued expenses were $41,995 and $13,037, as of March 31, 2009.

7.  NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals.  As of March 31, 2010, the Company had notes payable and accrued interest in the amount of $ 3,117,521.  Interest expense attributable to notes payable totaled $119,135 for the nine-month period ended March 31, 2010.  Interest rate on the notes ranged from zero to 10%.

8.

CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $142,611. The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below $1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of March 31, 2010 the lenders have not exercised their option, management is negotiating an extension on the notes.

9.  JUDGMENTS OUTSTANDING

As of March 31, 2010, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period and therefore classified the legal judgments payable to long term.

The outstanding judgments consist of:

Creditors/Creditors’ attorneys		2010	2009

Cherenson, Carroll & Holzer		$44,000	$44,000
The Sawtooth Marketing Group Inc.		56,000	56,000
Hong		89,000	89,000
Bernard & Koff		192,000	192,000

	Total	$381,000	$381,000

10.  CAPITAL STOCK

The company is authorized to issue 60,000,000 at $0.001 par value share. As of March 31, 2010, the amount of voting common shares issued and outstanding are 29,319,922 and additional paid in capital of $3,564,288.

11.  NET LOSS PER SHARE

Net loss per common share for the years ended March 31, 2010 and 2009 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

12.  INCOME TAX

The net deferred tax asset in the accompanying consolidated balance sheet includes the following components:

	2010	2009

Net deferred tax asset	$1,508,682	$1,508,682
Deferred tax asset valuation allowance	(1,508,682)	(1,508,682)
	-	-
Deferred Tax Benefit	-	-

13.  COMMITMENTS AND CONTINGENCIES

13.1  Lease Commitments

The Company's future annual commitments at March 31, 2010 under an operating lease for office space is $1,000 monthly on a month-to-month basis.

13.2   Litigation

As per the Company, as of March 31, 2010 there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in Note 9.

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

As of March 31, 2010, we have finished the complete tests for commercial level of our entire top quality lines of the Alenax Uni-Set.

Jeonnam Advanced Materials Industrialization Center of Jeonnam Technopark in Korea (“JAMIC”) has developed the newest, lighter, stronger and cheaper material “AZ 80 (mg)”. Recently we signed up with JAMIC an Occupancy Agreement.  We plan to move our R&D office into JAMIC Building in Korea and work with them as consortium business partner.

After several months of negotiation, the Company finally signed a construction agreement to build Alenax bike factory in Sun Chun- City, Korea. The Woo Jong Synthesis Construction Company in Gwang Ju-City will build the Alenax bike factory with their own finance first and they will take out the construction cost after building is done through their financing.  The construction will be started upon Factory Lay-Out is done which is expected around the end of June 2010.

The Company is also focus on its marketing sides for possible sales and marketing opportunities.

Results of Operations

For the Three-Month Periods Ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010, we had total revenue of $4,814, as compared to $5311for the same period of the prior year.

Cost of Goods Sold

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the three months ended March 31, 2010 and 2009, our cost of goods sold was $7,549 and $346, respectively.

Operating Costs and Expenses

For the three months ended March 31, 2010, our total operating costs and expenses decreased $31,525, or 44%, from $70,949 for the three months ended March 31, 2009 to $39,424 for the same period of this year. The decrease in operating expenses was primarily due to decreases in marketing expense, depreciation and salary expense.

Other Income and Expenses

For the three months ended March 31, 2010, our total other expenses were $39,892, which primarily consisted of $39,758 of interest expenses.  For the same period of 2009, our total other expenses were $39,638, which consisted of $39,757 of interest expenses and gain on foreign currency translation.

Net Loss

Net loss for the three months ended March 31, 2010 and 2009 were $82,051, or ($0.00) per share, and $110,402, or ($0.00) per share, respectively.

For the Nine-Month Periods Ended March 31, 2010 and 2009

Revenues

For the nine months ended March 31, 2009, we had total revenue of $5,360 as compared to $8,026 for the same period of the prior year.

Cost of Goods Sold

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  For the nine months ended March 31, 2010 and 2009, our cost of goods sold was $8,015 and $5,766, respectively.

Operating Costs and Expenses

For the nine months ended March 31, 2010, our total operating costs and expenses increased to $257,454, approximately 8%, from $238,102 for the same period of the last yea. The increase in operating expenses was primarily due to an increase in depreciation expense by an amount of $12,770 and an increase in research and development expenses by an amount of $74,415 and offset by certain decrease in rent and marketing expense.

Other Income and Expenses

For the nine months ended March 31, 2010, our total other expenses were $119,408, which primarily consisted of interest expenses.  For the same period of 2009, our total other expenses were $119,297, which mainly consisted of $119,273 of interest expenses.

Net Loss

Net loss for the nine months ended March 31, 2010 and 2009 were $379,517, or ($0.01) per share, and $$355,139, or ($0.01) per share, respectively.

Liquidity and Capital Resources:

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of March 31, 2010, the Company’s cash and cash equivalents balance was $1,164. For the nine months ended March 31, 2010, the Company’s net cash used in operating activities was $307,876, primarily due to our net loss of $379,517, offset by increase in depreciation and amortization expense of $50,270. During the nine-month period ended March 31, 2010, our investing activities provided net cash of $5,259 from decrease in prepaid and other assets. During the same period, our financing activities provided net cash of $302,8701 from loans from the Company’s directors of $182,927, and from increase in notes and accrued interest of $119,943.

As disclosed on Note 9 of our Notes to Financial Statements, as of March 31, 2010, we had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues.  We are currently actively seeking financing, including raising capital through the issuance of equity securities.  There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of March 31, 2010, there were no off-balance sheet arrangements.

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

Item 1A. Risk Factors

Not applicable

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

Date:   May 12, 2010