Form 10-K
period 2010-06-30
TRB SYSTEMS INTERNATIONAL INC
filed 2010-10-13
CIK 1042610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ________________

Commission file number:   333-07242

TRB SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3522572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

142 Cedar Drive

Piscataway, New Jersey 08854

(Address of principal executive offices, including zip code)

(877) 852-3600

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:  The registrant has not been phased into the Interactive Data reporting system.  YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $750,537.  For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, if any, that is the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  33,119,922 shares of the registrant’s common stock were outstanding as of June 30, 2010.

TRB SYSTEMS INTERNATIONAL INC.

FORM 10-K

PART I

Item 1.    BUSINESS

General

TRB Systems International Inc. (the "Company") was incorporated in the State of Delaware on April 9, 1997.  On February 22, 2005, the Company established a subsidiary Alenax (Tianjin) Bicycle Corp. in China to conduct its business.  On December 2, 2008, Alenax’s name was changed to Alenax Parts Mfr (Tianjin) Corp. (“Alenax”) in order to reflect its change in business position, which will primarily focus on manufacturing, marketing and selling Uni-Set as a bike part maker. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

Through our wholly owned subsidiary Alenax, we develop, market, and manufacture a line of Alenax- bicycles including Alenax-Exercise Bicycle, Alenax -Electric Bicycle, and Alenax-Wheelchair (collectively "Alenax-Bicycles").  The technology applied at our Alenax products is called Natural Motion Technology (“NMT”), which we are exclusively licensed from ABL Properties Company, a company jointly owned by Mr. Byung Yim, our President and Chief Executive Officer, his family members and other individuals.

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

NMT-Fitness/Home Trainers:

Our fitness/home trainers are a natural development of our experience with physical therapists using our "outdoor bike" concept of the natural gait motion for their patients. They wanted a graded capability of ROM (Range of motion) in the stationary bike, as patients move from a narrow range of motion to a wider and eventually to the 360 degree, circular motion that they were accustomed to, in typical rehabilitative procedure. Our Versi-Trainer meets that demand with training and rehabilitative device that provides the following six different sets of exercises:

●

Alternate up and down pumping motion;

●

Simultaneous with both feet parallel to each other;

●

Bilateral-One foot pumps while the other foot rests motionless;

●

One foot pumps 360 degrees while the other foot rests motionless;

●

360-degree rotation-conventional bike pedaling-opposed pedals; and

●

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

Manufacturing Facility

We don't own any manufacturing facility. Currently we intend to manufacture our products through contracts with manufacturers in Korea, China or Taiwan.

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

Research and Development

We focus our R&D activities on three main product groups, a select line of bicycles, electric bicycles, and three types of exercise bicycle. For the years ended June 30, 2010 and 2009, we spent $-0- and $4,184, respectively, on our research and development activities.

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

Employees

As of June 30, 2010, we had 12 full-time employees. We believe that we have good relations with our employees.

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

We dedicated our resources to development and marketing our Alenax bicycles until recently and have not yet launched a product to a large number of customers. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries.  Some of these risks and uncertainties relate to our ability to:

• offer new and innovative products to attract and retain a larger customer base;

• increase awareness of our brand and continue to develop user and customer loyalty;

• respond to competitive market conditions;

• manage risks associated with intellectual property rights;

• maintain effective control of our costs and expenses;

• raise sufficient capital to sustain and expand our business;

• attract, retain and motivate qualified personnel; and

• upgrade our technology to support additional research and development of new products.

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

As of June 30, 2010 we had cash and cash equivalents of approximately $840. Substantially all of our cash has been raised through capital raising transactions rather than operations.  In order to manufacture and sell our products and to implement our business plan, we need substantial additional capital. We are currently considering possible sources for additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $500,000. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on us.

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

We currently intend to retain any future earnings, if any, to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Item 3.   LEGAL PROCEEDINGS

As of June 30, 2010, there were four outstanding judgments against the Company totaling in the amount of $381,000, from unpaid loans (Bernard Koff , $192,000), attorney fees (Cole, Schotz, Meiser, Forman & Leonard, $89,000 and David, Kessler & Associates, LLC, $44,000), and marketing service fees (Sawtooth Marketing Group, $56,000). All judgments were back to 2000-2001.  Other than the judgments disclosed as above, there are no actions, suits, proceedings or claims pending against or materially affecting the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TRBX.OB.” Trading in our common stock has been minimal with limited or sporadic quotations. The following table sets forth the high and low sales prices for our common stock, as reported by the OTB Bulletin Board, for the periods indicated.

	2010		2009
	High	Low	High	Low

Fourth Quarter	$0.01	$0.01	$0.05	$0.02
Third Quarter	0.06	0.02	0.06	0.02
Second Quarter	0.02	0.01	0.02	0.01
First Quarter	0.01	0.01	0.01	0.01

Holders

As of June 30, 2010, there were 33,119,922 shares of Common Stock issued and outstanding, held by approximately 320 holders of record as indicated on the records of our transfer agent, which is Island Stock Transfer, St. Petersburg, Florida 33701.

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

 Recent Sales of Unregistered Securities

On May 22, 2007, we issued 130,000 common shares to two (2) individuals at a price of $0.04 per share for services provided.

On May 22, 2007, we issued 786,920 common shares to thirteen (13) individual investors in a private placement at a price of $0.15 per share for an aggregate of $118,038 in cash.

From July 2008 to June 2009, we issued 5,620,000 common shares to seven (7) individual investors in a private placement at an average price of $0.06 per share for an aggregate of $341,098 in cash.

On May 11, 2010, we issued 3,800,000 common shares to a person in a private placement at an average price of $0.05 per share for an aggregate of $190,000 in cash.

All abovementioned shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No public offering was involved. The shares so issued bear a restrictive legend. The investors took the shares for investment and not resale. No underwriters or agents were involved in the issuances and we did not pay any underwriting discounts or commissions.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of the Company’s fiscal year covered by this report, there was no purchase made by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company’s equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

This annual report on Form 10-K and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "potential," and variations thereof, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts Mfr (Tianjin) Corp., which develops, markets, and manufactures a line of NMT product.  For the year ended June 30, 2010 and 2009, the Company had net sales of $8,436 and $8,980, respectively.

For the past two years, the Company has focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed, and the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set as a bike part maker. Accordingly, the name of the Company’s operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Parts Mfr (Tianjin) Corp. on December 2, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

On May 4, 2010, the Company entered into an exclusive license agreement with Ssolriche Co. Ltd, licensee, for the territory of South Korea valued at $1,791,311 of which $268,696 has been paid upon signing of agreement.  The remaining balance of $1,522,616 is due in two installments within one year with the final installment being due on May 2, 2011. Under the agreement, the Company is granting licensee the exclusive right and license in the Territory to assemble, use, import, sell/market and distribute product containing the inventions and improvements covered by the Patents.

There is no royalty payment due to the Company but the licensee is obligated to meet minimum sales quota; Year 1: 10,000 bikes except Uni-Set products, Year 2, 25,000, and Year 3 and thereafter, 50,000.

As of the date of this report, the Company finished the completion of the test as for commercial product for top quality lines of the most of Alenax Uni-Set, however we still need another three to six months to complete the entire top quality lines of Uni-Set.

The Company is also making the X-Bike model through the Morning-Star company for obtaining possible orders from their customers and for the home shopping sales in Korea and China. On marketing side, we are working with The Nike Inc, Portland, Oregon, the Reebok, Korea and China Basket Ball Association for sales and marketing.

Results of Operations

For the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

Revenues

For the year ended June 30, 2010, we had total revenue of $1,799,747, which consists $8,436 of product sales, and $1,791,311 of license fee as mentioned above. For the same period of 2009, the Company had revenue of $8,980 form product sales.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. Cost of goods sold for the year ended June 30, 2010 was $19,157. Because of customer request and we made special samples, our cost of goods sold for the period went over the sales revenue by $11,521.  The cost of goods sold for the same period of 2009 was $6,360.

Operating Costs and Expenses

For the year ended June 30, 2010, our total operating costs and expenses significantly decreased from $435,103 in fiscal 2009 to $310,867 in fiscal 2010. The decrease in operating expenses was primarily as a result of a decrease of $96,685, or 28%, in general, administrative and selling expense. Additionally, during the period, the depreciation expense was decreased to $59,074, or 36%, in fiscal 2010 from $87,668 in fiscal 2009.

Other Income and Expenses

For the year ended June 30, 2010, our total other expenses were $151,397, which was $159,990 of interest expense paid to promissory note-holders and offset by $14,571 of income from forgiven of debts.  For fiscal 2009, the total other expenses were $159,968, which primarily consisted of $159,990 of interest expense, and partially offset by interest income of $22.

Net Income (Loss)

Net income for the years ended June 30, 2010 were $1,317,526, or $0.04 per share, as compared to net loss of $592,736, or $0.02 per share, for the same period of the prior year.

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

On May 14, 2010, the Company entered into an exclusive license agreement with Ssolriche Co. Ltd, licensee, for the territory of South Korea valued at $1,791,311 of which $268,696 has been paid upon signing of agreement.  The remaining balance of $1,522,616 is due in two installments within one year with the final installment being due on May 2, 2011.

As of June 30, 2010, the Company’s cash and cash equivalents balance was $840. For the year ended June 30, 2010, the Company’s net cash provided in operating activities was $829,657, primarily due to our net income of $1,317,526, offset by increase in depreciation and amortization expense of $56,074, stock issued for debt conversion of $190,000, increase in license fee receivable of $1,522,615, and increase in notes and interest payable reclassified from long-term of $785,059. During the year ended June 30, 2010, the Company had no investing activities. During the same period, the Company’s financing activities used net cash of $837,809, which primarily consisted of notes and interest payable reclassified of $1,823,641, and offset by increase in accrued interest payable of $159,990 and notes payable reclassified for the related party portion in the amount of $1,094,538.

As disclosed on Note 9 of our Notes to Financial Statements, as of June 30, 2010, the Company had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues.  The Company is currently actively seeking financing, including raising capital through the issuance of equity securities or through debts.  There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

As of June 30, 2010 there were no off-balance sheet arrangements.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, such as doubtful accounts, inventories, and impairment of long-lived assets. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

TRB Systems International, Inc. and Subsidiary;

We have audited the accompanying consolidated balance sheets of TRB Systems International, Inc. and a subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRB Systems International, Inc. and a subsidiary as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes, the Company’s continuing significant operating losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee

Certified Public Accountants

Fort Lee, NJ

October 10, 2010

TRB SYSTEMS INTERNATIONAL, INC.

Statements of Financial Position

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$840	$1,580
Trade accounts, net	6,512	10,555
License fee receivable	1,522,615	-
Inventory	35,768	49,909
Total Current Assets	1,565,735	62,044

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,046,740 as of June 30, 2010 and $990,666 as of June 30, 2009	116,114	172,188

OTHER ASSETS
Prepaid and other assets	157,554	157,544
Total Other Assets	157,544	157,544

TOTAL ASSETS	$1,839,393	$391,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,703	$33,274
Notes and interest payable	1,959,665	1,174,606
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,652,914	1,882,426

Indebtedness to related party	1,263,520	277,688
Notes and interest payable	-	1,823,641
Total Non-Current Liabilities	1,263,520	2,101,329

TOTAL LIABILITIES	3,916,434	3,983,755

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized; 33,119,922 shares and
29,319,922 shares issued and outstanding as of June 30, 201 and 2009, respectively	33,120	29,320
Additional paid in capital	3,750,488	3,564,288
Retained earnings (deficit)	(5,853,097)	(7,170,623))
Other comprehensive loss-foreign currency	(7,552))	(14,964))
Total Stockholders' Equity (Deficit)	(2,077,041))	(3,591,979)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,839,393	$391,776

See Notes to the Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

For The Years Ended June 30, 2010 and 2009

	2010	2009
REVENUES
Sales	$8,436	$8,980
Cost of revenues	19,957	6,360
GROSS PROFIT	(11,521)	2,620

License fee and distribution revenue	1,791,311	-

TOTAL OPERATING REVENUES	1,779,790	2,620

OPERATING COSTS
General, administrative and selling expenses	250,750	347,435
Bad debt	4,043	-
Depreciation expense	56,074	87,668
Total operating costs	310,867	435,103

OPERATING INCOME (LOSS)	1,468,923	(432,483)

OTHER INCOME (EXPENSE)
Income from forgiveness of debts	14,571	-
Expense of converting debts to equity	(6,000)	-
Interest income	22	22
Interest expense	(159,990)	(159,990)
Total Other Income & (Expenses)	(151,397)	(159,968)

NET LOSS BEFORE INCOME TAX & BENEFIT	1,317,526	(592,452)

Current income taxes	-	284
NET INCOME (LOSS)	$1,317,526	$(592,736)

COMPREHENSIVE LOSS
Unrealized foreign currency transaction loss	7,412	8,853
COMPREHENSIVE INCOME (LOSS)	$1,324,938	(583,883)

Basic and Diluted Loss Per Common Share	$0.04	(0.02)

Weighted average number of common shares outstanding :	29,840,470	26,509,922

See Notes to the Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Other	Stockholders'
	Shares	Stock	Capital	(Deficit)	Items	Equity (Deficit)

Balance, July 1, 2008 (Restated)	23,699,922	$23,700	$3,228,810	$(6,577,887))	$1,183	$(3,324,194))

Common stock issued	5,620,000	5,620	335,478	-	-	341,098)
Common stock previously subscribed and issued during the period	-	-	-	-)	(25,000)	(25,000))
Net loss for the year ended June 30, 2009	-	-	-	(592,736))	-	(592,736)
Foreign currency translation adjustment	-	-	-	-)	8,853	8,853
Balance, June 30, 2009	29,319,922	29,320	3,564,288	(7,170,623)	(14,964)	(3,591,979)
Common stock issued, May11, 2010	3,800,000	3,800	186,200	-	-	190,000
Net loss for the year ended June 30, 2010	-	-	-	1,317,526)	-	1,317,526)
Foreign currency translation adjustment	-	-	-	-	7,412	7,412
Balance, June 30, 2010	33,119,922	$33,120	$3,750,488	$(5,853,097)	$(7,552))	$(2,077,041))

See Notes to Financial Statements.

TRB SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,317,526	$(592,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	56,074	87,668
Stock issued for debt conversion	190,000	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	4,043	9,740
(Increase) decrease in license fee receivable	(1,522,615)	-
(Increase) decrease in inventory	14,141	35,423
Increase in prepaid expense and other assets	-	3,374
Increase (decrease) in accounts payable and accrued liabilities	(14,571)	11,389
Increase (decrease) in notes and interest payable – reclassified to long term	785,059	-
Net cash used in operating activities	829,657	(445,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accrued interest payable	159,990	159,968
Notes payable reclassified for the related party portion	1,094,538	779,055
Notes and interest payable reclassified	(1,823,641)	(754,992)
Indebtness to related party repaid	(268,696)	(84,324)
Issuance of common stock	-	316,098
Net cash provided by financing activities	(837,809)	435,805

Effect of exchange rate on cash	7,412	8,853

Net Increase (Decrease) in Cash	(740)	(484)

Cash at Beginning of Year	1,580	2,064

Cash at End of Year	$840	$1,580

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$159,990	$159,968
Cash paid during year for income taxes	$-	$284

See Notes to the Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010

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

a.  Liquidity

As of June 30, 2010, the Company had cash and cash equivalents totaling $ 840 as compared to $1,580 at June 30, 2009. As of June 30, 2010, the Company had working capital of $ (2,609,794) compared to a working capital of $ (1,820,382) at June 30, 2009. The Company has outstanding judgments in the amount of $ 381,000 that is unable to pay within one-year period.

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

b. Going Concern

The Company incurred accumulated net losses of $5,853,097 from the period of April 11, 1997 (Date of Inception) through June 30, 2010. It has recently commenced operations of active sales and it is not profitable yet raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c.  Principles of Presentation and Consolidation

The consolidated financial statements include TRB Systems International, Inc., non-operating company and its wholly-owned subsidiary operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is June 30th. The year ended June 30, 2010 is referred to as "2010", the year ended June 30, 2009 is referred to as "2009". Our consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company account balances and transactions have been eliminated

d.  Use of Estimates

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

f. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2010 , the Company has no bank account in the United States.

At June 30, 2010, the Company had deposits of $ 301 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2010. At June 30, 2010 and 2009, our bank deposits by geographic area were as follows:

Country	2010		2009

United States	$ -0-	-0-%	$ -0-	-0-%
China	1,556	100%	301	100%

Total cash in banks	$ 1,556	100%	$ 301	100%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits in China.

g.   Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2010 and 2009, the Company has recorded nil for an allowance for doubtful accounts.

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

 Future Commitments Per Agreements

	First Year	Second Year	Third Year
Countries	(Bikes)	(Bikes)	(Bikes)	Total
Licenses
Japan	40,000	80,000	200,000	320,000
India	50,000	90,000	200,000	340,000
Nigeria & Benin	5,000	9,000	10,000	24,000
Tanzania	1,000	2,000	3,000	6,000
Vietnam	4,000	7,000	10,000	21,000
Korea	13,000	31,000	62,000	106,000

Distributors
USA
CA-Orange County	1,500	3,000	5,000	9,500
CA-LA County	3,000	5,000	7,000	15,000
Maryland & Delaware	1,000	2,000	2,840	5,840
New York
Long Island /Queens	1,000	2,000	3,000	6,000

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

j. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At June 30, 2010 and 2009, our consolidated balance sheet includes prepaid expenses and other current assets of $ 157,544, respectively.

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

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency,assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2010 was $ 7,552. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2010, the exchange rate for the local currency, the Chinese dollar or RMB was $ 1 USD for 6.7909RMB.

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

 r.   Advertising

Advertising is expensed as incurred and were $ nil for the year 2010 and $ 8,339 for the year 2009.

s.   Research and Development

Research and product development costs are expensed as incurred. The Company incurred expense of $ nil for the year 2010 and $4,184 for the year 2009.

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

3.   ACCOUNTS AND LICENSE FEE RECEIVABLE

Accounts Receivable represents the balance due from the customers during the normal course of business.

	2010	2009
Accounts Receivable	$ 6,512	$ 10,555
Less: Allowance for doubtful accounts	-	-
Net Accounts Receivable	$ 6,512	$ 10,555

	2010	2009
License Fee Receivable	$ 1,522,615	$ -
Less: Reserve for uncollectible	-	-
Net Accounts Receivable	$ 1,522,615	$ -

On May 4, 2010, the Company has entered into an exclusive license agreement with Ssolriche Co. Ltd, licensee, for the territory of South Korea valued at $ 1,791,312 of which $ 268,696 has been paid upon signing of agreement. The remaining balance of $ 1,522,616 is due in 2 installments within 1 year with the final installment being due on May 2, 2011.

The Company is granting licensee the exclusive right and license in the Territory to assemble, use, import, sell/market and distribute product containing the inventions and improvements covered by the Patents.

There is no royalty payment due to the Company but the licensee is obligated to meet minimum sales quota; Year 1: 10,000 bikes except Uni-Set products, Year 2, 25,000, and Year 3 and thereafter, 50,000.

NOTE 4 -  INVENTORIES

At June 30, 2010 and 2009, inventories consisted of:

	2010	2009

Parts	$ 16,096	$ 6,129
Finished goods	19,672	43,780
	35,768	49,909
Less: Reserve for slow moving inventory	-	-
	$ 35,768	$ 49,909

5.    PROPERTY AND EQUIPMENT

Fixed assets are summarized by classifications as follows:

	2010	2009

Office equipment	$ 77,598	$ 77,598
Tools and machinery	79,321	79,321
Automobile	50,947	50,947
Moldings	765,823	767,518
Booth for show	137,470	137,470
Informational tapes and other promotional materials	51,695	50,000
	1,162,854	1,162,854
Less: Accumulated depreciation	(1,046,740)	(990,666)
	$ 116,114	$ 172,188

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

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2010, ABL Properties owes the Company $ 301,166 and $ 200,000 is owed to ABL Properties.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2010, the outstanding amount due was $ 120,678. Balance of loan to a shareholder was $ 892,935

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses also include the capitalized portion of legal and consulting expenses incurred in the development of standardized contacts, promotional materials and the filling and registration of patents, and are amortized over a sixty-month period. As of June 30, 2010 the accounts payable and accrued expenses were $18,703 and $33,274 as of June 30, 2008. During the year ended June 30, 2008, management as written off  $220,119 accrued expenses originating from prior to year 2000 under the basis that no creditor has pursued collection to date and internal determination that these payable will ever be paid. Such a transaction resulted in reduction of accounts payable and recognition as income from forgiveness of debts in the statements of operations.

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

9.   NOTES AND INTEREST PAYABLE

Notes payable are unsecured notes to individuals from whom the Company borrowed funds for working capital.  As of June 30, 2009, the Company had notes payable in the amount of $2,053,856 and accrued interest payable of $944,391. Interest expense attributable to notes payable totaled $159,990 during the year 2009. Company has successful renegotiated with all of the creditors for its modification of interest rates lower and extension of maturity.  As of June 30, 2010:

	Notes Payable		Rate - Simple	Accrued Interest
Note Holder	Balance	Maturity Date	Interest	Amount
In W. Whang	$100,00	6/30/2009	10%	$108,750
Byung K. Cho	30,215	6/30/2009	10%	22,661
Janak Shah	120,000	5/10/2010	10%	107,400
Hwa Suk Kim	12,931	11/26/2009	10%	11,896
Seok Nyu Lee	12,931	10/09/2010	10%	11,219
Xiao Wei Lu	45,000	12/30/2010	10%	34,494
Young Sik Kwon	695,652	12/31/2010	10%	466,084
Kil Ja Bark	99,138	02/09/2011	10%	81,294
Total	$1,115,867			$843,798
Current portion	$1,115,867			$843,798

10.  CONVERTIBLE DEBT

The Company entered into three loan agreements, two for $50,000 on February 29, 2003 and one for $42,611 on January 17, 2003 in the total amount of $ 142,611 which carry annual interest rate equivalent to U.S. bank’s prime rate.

The notes are convertible into shares of the Company's common stock at a price of $1 per share at the lenders option on December 31, 2004. The notes may be required to be repaid if the value per share at the time of conversion falls below

$1, at which time the Company will have to repay the face amount of the notes plus (10%) ten percent. As of June 30, 2010 the lenders have not exercised their option, management is negotiating an extension on the notes.

11.  PENDING SUITS AND JUDGMENT

As of June 30, 2010, there are outstanding judgments in the amount of $381,000 against the Company. Management asserts that negotiations have been initiated to have the amounts reduced but the outcome of such negotiations is uncertain. Management believes the company is not in the financial position to pay these amounts within one-year period.

The outstanding judgments consist of:

Creditors/Creditors’ attorneys		2010	2009

Cherenson, Carroll & Holzer		$ 44,000	$ 44,000
The Sawtooth Marketing Group Inc.		56,000	56,000
Hong		89,000	89,000
Bernard & Koff		192,000	192,000

	Total	$ 381,000	$ 381,000

12.  CAPITAL STOCK

The company is authorized to issue 30,000,000 at $0.001 par value share. As of June 30, 2010 the number of voting common shares issued and outstanding are 33,119,922 and 29,319,922 in 2009. Additional paid in capital of $3,570,488 in 2010 and 3,564,288 in 2009. During the fiscal year ended June 30, 2010, 3,800,000 common shares were issued to an individual as part of conversion agreement from note to equity. The price of such issuance was $0.05 per share.

13.   NET LOSS PER SHARE

Net loss per common share for the years ended June 30, 2010 and 2009 is calculated using the weighted-average number of common shares outstanding and common shares equivalents during the periods.

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

The Company has a US net operating loss carry forward for tax purposes totaling approximately $ 7,644,408 at June 30, 2010. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2027 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. . Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company's subsidiary in China is governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of approximately 25%. The Company intends to utilize profits earned by its Chinese based subsidiary in China to expand its PRC based operations.

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

NOTE 16 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended June 30, 2010, the Company operated in two reportable business segments - (1) licensing and (2) wholesale of finished bikes and parts segment.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the year ended June 30, 2010 is as follows:

	Licensing	Wholesale of Bikes	Consolidated
	Segment (1)	Segment (2)	Total

Net revenues	$ 1,791,311	$ 8,436	$ 1,799,747
Cost of sales	-	(19,957)	(19,957)
Operating expenses (excluding depreciation and amortization)	-	(254,793)	(254,793)
Interest expense	-	(159,990)	(159,990)

Segment Assets	$ 1,,522,612	$ 316,778	$ 1,839,393

17.  COMMITMENTS AND CONTINGENCIES

17.1    Lease Commitments

Company leases its office space in Tianjin China on a month-to-month basis. Its monthly minimum rental is $1,000.

17.2    Litigation

As per the Company, as of June 30, 2010, there are no material actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of TRB International Systems, Inc. other than the judgments in note 11.

NOTE 18 - SUBSEQUENT EVENTS

 There is no subsequent event(s) management believes it is to be disclosed.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

None.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010 based on the framework in “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies” issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of June 30, 2010, the Company's internal control over financial reporting is effective, based on those criteria.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Positions
Byung D. Yim	69	President, Chief Executive Officer, Chief Financial Officer, and Director
Marn T. Seol	71	Vice Chairman of the Board of Research and Development
August Rheem	75	Vice President & Director
Joon Ki Moon	31	Secretary & Director

Byung D. Yim, has been our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors since 1997.  From January 2006 to present Mr. Yim also serves as President and CEO of Alenax Parts Mfr (Tianjin) Corp., our operating subsidiary.  Mr. Yim graduated from of Han Yang University of Korea with a B.A. degree in Nuclear Engineering and Electronics.

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

Joon Ki Moon has been served our Secretary since December 15, 2006. Prior to his joining the Company from March 2002 to December 2003, he was Team Chief of General Management Department at TRB Global Corp., a bicycle manufacturer in Seoul, Korea. From January 2004 through September 2006, Mr. Moon held various part-time or internship positions at Alenax Parts Mfr (Tianjin) Corp., the subsidiary of the Company, most recently as Assistant to President of Alenax (Tianjin) Bicycle Corp. Mr. Moon holds a Bachelor degree in Economics from Kang Won University in Kang Won-Do, Korea and a Bachelor degree in Chinese from Nankai University in Tianjin, China.

Family Relationships

August Rheem is a brother of Byung Yim, the President and CEO of the Company.

Significant Employees

There are no significant employees other than our executive officers.

CORPORATE GOVERNANCE

The business, properties and affairs of the Company are managed by the Chief Executive Officer under the direction of the Board of Directors. The Board has responsibility for establishing broad corporate policies and for overall performance and direction of the Company. Members of the Board keep informed of the Company’s business by participating in Board meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the Chief Executive Officer and other officers.

Board Leadership Structure

The Board of Directors believes that our Chief Executive Officer is best situated to serve as Chairman because, as one of our founders, he possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its businesses and is best positioned to develop agendas that ensure that the Board's time and attention are focused on the most critical matters. His combined role, along with his significant ownership in the Company, ensures clear accountability and enhances the Company's ability to communicate its message and strategy clearly and consistently to the relevant stakeholders. The Board of Directors believes that currently combining the role of the Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance. Our CEO and Chairman positions are combined, and there is no lead independent director.

The Board's Role in Risk Oversight

The Board of Directors as a whole is responsible for risk management oversight of the Company. The involvement of the full Board of Directors in setting the Company's business strategy and objectives is integral to the Board's assessment of our risk and also a determination of what constitutes an appropriate level of risk and how best to manage any such risk. This involves receiving reports and/or presentations from applicable members of management and the committees of the board. The full Board of Directors conducts on-going risk assessment of the Company's financial risk, legal/compliance risk and operational/strategic risk and addresses individual risk issues with management throughout the year as necessary

The Board currently does not have standing Audit, Nominating or Compensation Committees, or committees performing similar functions. The Board as a whole is responsible for risk oversight. In particular, the Board (i) oversees risk management in the areas of internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance, reviews with management and our independent registered public accounting firm our policies and practices with respect to risk assessment and management, and our exposure to material financial risk and management’s efforts to monitor and control such exposure; (ii) oversees the organization, membership and structure of our Board of Directors and the our corporate governance practices; and (iii) oversees our compensation policies and reviews the conduct incented by those programs, including the impact on risk-taking by our executive officers and employees. The Board regularly receives management updates on our business operations, financial results and strategy and discusses risks related to the business. The Board also regularly receives reports from our internal personnel and independent accountants.

Committees of the Board of Directors

The Company currently does not have standing Nominating, Compensation or Audit committees, or committees performing similar functions. Nor do we have a written Nominating, Compensation or Audit committee charter. The Company intends to seek qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Director and Nominee Qualifications

Our Board of Directors is responsible for identifying individuals qualified to become Board members and recommending to the Board director nominees for the next annual meeting of stockholders and candidates to fill vacancies on the Board. Additionally, in selecting nominees for directors, the Board will review candidates recommended by stockholders using the same general criteria as other candidates.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. The entire board of directors will assess candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholders may recommend director nominee candidates by sending the following information to the Board of Directors, TRB Systems International, Inc., 142 Cedarwood Drive, Piscataway, New Jersey 08854: shareholder’s name, number of shares owned, length of period held, and proof of ownership; name, age and address of candidate; candidate’s detailed resume; description of any arrangements or understandings between the stockholder and the candidate; and signed statement from the candidate confirming his or her willingness to serve on the Board of Directors.

Audit Committee Financial Expert

The Board of Directors of the Company determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted.

Director Independence

The Company is presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.  Our Board of Directors intends to appoint additional members, each of whom will satisfy the director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Compensation of Non-Employee Directors

Directors do not receive any compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. As of the date of this report, no guidelines for the compensation of our non-employee directors have been adopted.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board.

Legal Proceedings

During the last five years:

1.

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

2.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

3.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

4.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Such Code has been filed with the Commission as Exhibit 14.

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

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not currently have a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. For the last three fiscal years, the Company's chief executive officer and chief financial officer receives annual salary of $50,000 from the Company, and there have been no any other kind of compensation paid to him from the Company. In the future, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Compensation-Related Risk

For the last three fiscal years, Mr. Byung Yim, our Chief Executive Officer and Chief Financial Officer, receives annual salary of $50,000 from the Company, and there have been no any other kind of compensation paid to him from the Company. The Board, together with management, has reviewed the Company’s broad-based compensation practices and policies and has concluded that such practices and policies do not create risks that are likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years.

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Byung Yim	2010	50,000	-	-	-	-	-	-	50,000
CEO,	2009	50,000	-	-	-	-	-	-	50,000
President
& CFO

Equity Compensation Plans

The Company has no equity compensation plans at present, and there have been no grants of plan-based award made to a named executive officer in the last two completed fiscal years under any plan.

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal years ended June 30, 2010 and 2009.

Option Exercises and Stock Vested

The Company does not have any equity incentive plans. There have been no exercise of stock options, SARs and similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last two completed fiscal year for each of the named executive officers.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company does not have employment agreements in place with its executive officers and directors. There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Employee Benefits Plans

The Company does not sponsor any qualified or non-qualified pension benefit plans, and the Company does not maintain any non-qualified defined contribution or deferred compensation plans.  At this time the Company does not have a tax qualified defined contribution 401(k) plan in which all eligible executive officers and employees may participate.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Potential Conflicts of Interest of Compensation Consultants

No compensation consultants have ever been hired to advise the Company and its Board of Directors.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2010, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. The beneficial owners of the common stock listed below, based on information furnished by such persons, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Byung D. Yim 1 Yong An Road Tianjin, 300204, China	6,950,000	21.0%
Common Stock	Motion Plus International (2) 1472 Cedarwood Dr. Piscataway, NJ 08854	5,752,998	17.4%
Common Stock	Alexander B. Yim (3) 6721 Washington Ave. Apt. 191 Ocean Spring, MS 39564	3,802,500	11.5%

 (1)  Based on 33,119,922 shares of common stock outstanding as of June 30, 2010.

 (2)  5,752,998 shares owned by Motion Plus International Corp. and Byung Yim is president of the company.

 (3)  Alexander B. Yim is the son of Byung Yim.

Security Ownership of Management

The table below set forth certain information, as of June 30, 2010, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Byung D. Yim(2) One Yong An Road Tianjin, 300204, China	6,950,000	21.0%
Common Stock	Marn T. Seol (3) One Yong An Road Tianjin, 300204, China	1,003,000	3.0%
Common Stock	August Rheem (4) 19591 Aspendale Sq. Ashburn, VA 20147	25,000	0.1%
Common Stock	Joon K. Moon (5) Rome Garden D902 Tianjin, 300204, China	123,950	0.4%
Common Stock	All officers and directors as a group(a)	8,101,950	24.5%

Note:

(1)   Based on 33,119,922 shares of common stock outstanding as of June 30, 2010.

(2)   Byung Yim is Chairman and CEO of the Company.

(3)   Marn T. Seol is our Vice Chairman of R&D.

(4)   August Rheem is our Vice President and Director

(5)   Joon K. Moon is our Secretary and Director

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ABL Properties, wholly owned by Byung Yim, the President and CEO of the Company, and under common control with the Company, owns the patents. These patents are exclusively licensed to TRB Systems Inc, the subsidiary (TRB) for the worldwide manufacture and sale of the Transbar Power System (TPS). The timing, methodology and general details of the manufacture and sales are left to TRB, as is the design and utilization of the goods employing the technology. The rights, licensed to TRB by ABL Properties Company, call for a payment of $200,000 during the first year of active sales, 1% royalty on annual sales to $10,000,000, 0.75% on sales over $10,000,000 but under $20,000,000, and 0.5% on all sales thereafter.  And all profits gleaned from international sales to an aggregate limit of $3,325,000. ABL Properties and the Company initially agreed to defer payment of the $200,000 until TRB Systems Inc has suitable cash flow to meet its current needs. However, during the year ended June 30, 2007, considered to be first year of active sales, Company became liable for $ 200,000 patent payment and the same amount was offset to indebtness to related parties.

Any cost incurred by TRB Systems Inc. to maintain the patents and that calls for reimbursement by ABL according to the agreement, will be used as a credit toward the $200,000 license fees due to ABL on the first anniversary following the commencement of active bicycle sales. As of June 30, 2010, ABL Properties owes the Company $301,166 and $200,000 is owed to ABL Properties.

During the year Byung Yim, CEO and director of the Company made loans to the Company as the need for additional capital arose. As of June 30, 2010, the outstanding amount due was $120,678. Balance of loan to a shareholder was $ 892,935

Procedures for Approval of Transactions with Related Persons

The Company does not have a written policy relating to the approval of transactions with related persons, and any such transactions are pre-approved by our Board of Directors in accordance with applicable law. Following the Board of Director’s review of the potential transaction, it will determine whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees.  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements included in our reports on 10Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for fiscal 2010 and 2009 were $19,750 and $16,500, respectively.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description

3.1	Article of Incorporation (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

3.2	Bylaws (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

10.1	Lease of Taiwan Office (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

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

10.4

License and Marketing Agreement with Mr. Konan Kouadio Simeon for Ivory Coast (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

10.5	Joint Venture Agreement between with Mr. Janak Shah for India (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

10.6	License and Marketing Agreement with Mr. Abbas R. Datoo for Tanzania (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242)

10.7

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

10.9	Sino-Danish Manufacturing Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

10.10	Kun Teng Industries Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on February 25, 1998, Commission File No. 333-7242).

14	Code of Business Conduct and Ethics ((Incorporated by reference to the Form 8-K filed on September 28, 2010)

21	Subsidiaries of the registrant (Incorporated by reference to Annual Report on Form 10-KSB filed on June 22, 2006, Commission File No. 333-7242).

31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

 (2)  Financial Statement Schedule

       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRB SYSTEMS INTERNATIONAL INC.

By: /s/ Byung Yim

Byung Yim, President, Chief Executive Officer and

Chief Financial Officer

Date:   October 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Byung Yim

Byung Yim, President, CEO, CFO and Director

Date:   October 13, 2010

By: /s/ Augustin Rheem

Augustin Rheem, Vice President and Director

Date:  October 13, 2010