Form 10-Q
period 2010-09-30
TRB SYSTEMS INTERNATIONAL INC
filed 2010-11-16
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-07242

TRB Systems International, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3522572
(State of incorporation)	(I.R.S. Employer Identification No.)

121 Winterset Dr.

Rochester, New York 14625

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,119,922 shares of common stock, par value $0.001, as of November 15, 2010.

TRB SYSTEMS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$512	$840
Accounts receivable, net of allowance of doubtful accounts	6,512	6,512
License fee receivable	1,522,615	1,522,615
Inventory	35,768	35,768
Total Current Assets	1,565,407	1,565,735

PROPERTY AND EQUIPMENT, net	102,095	116,114

OTHER ASSETS
Prepaid and other assets	157,554	157,544
Total Other Assets	157,544	157,544

TOTAL ASSETS	$1,825,046	$1,839,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,703	$18,703
Notes and interest payable	1,999,423	1,959,665
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,692,672	2,652,914

Indebtedness to related party	1,290,811	1,263,520

TOTAL LIABILITIES	3,983,483	3,916,434

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized; 33,119,922 shares
issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	33,120	33,120
Additional paid in capital	3,750,488	3,750,488
Retained earnings (deficit)	(5,935,125)	(5,853,097))
Other comprehensive loss-foreign currency	(6,920))	(7,552))
Total Stockholders' Equity (Deficit)	(2,158,437))	(2,077,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,825,046	$1,839,393

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	2010	2009
REVENUES
Sales	$-	$403
Cost of revenues	-	348
GROSS PROFIT	-	55

License fee and distribution revenue	-	-

TOTAL OPERATING REVENUES	-	55

OPERATING COSTS
General, administrative and selling expenses	28,885	116,710
Depreciation expense	14,019	21,917
Total operating costs	42,904	138,627

OPERATING INCOME (LOSS)	(42,904)	(138,572)

OTHER INCOME (EXPENSE)
Foreign currency translation	632	(34)
Interest income	2	4
Interest expense	(39,758)	(39,758)
Total Other Income & (Expenses)	(39,124)	(39,788)

NET LOSS BEFORE INCOME TAX & BENEFIT	(82,028)	(178,360)

Current income taxes	-	-
NET INCOME (LOSS)	$(82,028)	$(178,360)

Basic and Diluted Loss Per Common Share	$(0.00)	(0.01)

Weighted average number of common shares outstanding :	33,119,922	29,319,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(82,028)	$(178,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,019	21,917
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		7,317
(Increase) decrease in inventory		(960)
Increase in other current assets		4,361
Increase in accounts payable and accrued liabilities		3,128
Net cash used in operating activities	(68,009)	(142,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of notes and accrued interest	39,758	39,758
Increase in indebtness to related parties	27,291	113,841
Net cash provided by financing activities	67,049	153,599

Effect of exchange rate on cash	632	-

Net Increase (Decrease) in Cash	(328)	11,002

Cash at Beginning of Year	840	1,580

Cash at End of Year	$512	$12,582

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$-	$-
Cash paid during year for taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

September 30, 2010

1.   UNAUDITED INFORMATION

The consolidated balance sheet of TRB Systems International Inc. (the “Company”) as of September 30, 2010, and the consolidated statements of operations for the three months period ended September 30, 2010 and 2009 have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2010, and the results of operations for the three months ended September 30, 2010 and 2009

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-K for the year ended June 30, 2010.

2.    ORGANIZATION, NATURE OF BUSINESS

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

3.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TRB Systems International Inc. and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements include TRB Systems International, Inc., non-operating company and its wholly-owned subsidiary operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is June 30th. Our consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company account balances and transactions have been eliminated.

4.   EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect.

5.   RELATED PARTY TRANSACTION

A shareholder of the Company paid expenses in the quarter of $28,885. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

6.   SUBSEQUENT EVENT

None.

7.   GOING CONCERN

The Company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

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

Results of Operations

For the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Revenues

For the quarter ended September 30, 2010, we generated no revenues compared to $403 for the same period of the previous year.

Cost of Revenues

Cost of goods sold consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  We had no cost of goods sold for the quarter ended September 30, 2010 because there were no sales. The cost of goods sold for the same period of 2009 was $348, approximately 86.4% of the sales.

Operating Costs and Expenses

For the quarter ended September 30, 2010, our total operating costs and expenses significantly decreased from $138,627 for the three months ended September 30, 2009 to $42,904 for the same period of this year. The decrease in operating expenses was primarily as a result of a decrease of $35,647, or 94%, in marketing and advertising expense, a decrease of $27,446, or 62.6%, in research and development expense. Additionally, during the period, the depreciation expense was decreased to $14,019 for the three months ended September 30, 2010 from $21,917 for the same period of the prior year.

Other Income and Expenses

For the three months ended September 30, 2010, our total other expenses were $39,124, which primarily consisted of $39,758 of interest expense paid to promissory note-holders.  For the same period of the prior year, the total other expenses were $39,788, which also primarily consisted of $39,758 of interest expense.

Net Income (Loss)

Net loss for the quarter ended September 30, 2010 were $82,028, or $0.00 per share, as compared to net loss of $178,360, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

On May 04, 2010, the Company entered into an exclusive license agreement with Ssolriche Co. Ltd, licensee, for the territory of South Korea valued at $1,791,311 of which $268,696 has been paid upon signing of agreement.  The remaining balance of $1,522,616 is due in two installments within one year with the final installment being due on May 2, 2011.

As of September 30, 2010, the Company’s cash and cash equivalents balance was $512. For the quarter ended September 30, 2010, the Company’s net cash used in the operating activities was $68,009, primarily due to our net loss of $82,028, and partially offset by decrease in depreciation and amortization expense of $14,019.  For the quarter ended September 30, 2010, the Company had no investing activities.  During the same period, the Company’s financing activities provided net cash of $67,049, which primarily consisted of an increase in accrued notes and accrued interest of $39,758 and increase in indedebness to related parties of $27,291.

As of September 30, 2010, the Company had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues. The Company is currently actively seeking financing, including raising capital through the issuance of equity securities or through debts. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements

As of September 30, 2010 there were no off-balance sheet arrangements.

Critical Accounting Policies

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

Date:   November 15, 2010