Form 10-Q
period 2010-12-31
TRB SYSTEMS INTERNATIONAL INC
filed 2011-02-14
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,119,922 shares of common stock, par value $0.001, as of February 14, 2011.

TRB SYSTEMS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$39	$840
Accounts receivable, net of allowance of doubtful accounts	6,512	6,512
License fee receivable	1,522,615	1,522,615
Inventory	35,768	35,768
Total Current Assets	1,564,934	1,565,735

PROPERTY AND EQUIPMENT, net	98,329	116,114

OTHER ASSETS
Prepaid and other assets	157,544	157,544
Total Other Assets	157,544	157,544

TOTAL ASSETS	$1,820,807	$1,839,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,703	$18,703
Notes and interest payable	2,039,181	1,959,665
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,732,430	2,652,914

Indebtedness to related party	1,317,661	1,263,520

TOTAL LIABILITIES	4,050,091	3,916,434

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized; 33,119,922 shares
issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	33,120	33,120
Additional paid in capital	3,750,488	3,750,488
Retained earnings (deficit)	(6,006,203)	(5,853,097))
Other comprehensive loss-foreign currency	(6,689))	(7,552))
Total Stockholders' Equity (Deficit)	(2,229,284))	(2,077,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,820,807	$1,839,393

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE- AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

	Three-Months Ended Dec. 31,		Six-Months Ended Dec. 31,
	2010	2009	2010	2009

Sales	$-	147	$-	545
Cost of sales	-	117	-	465
Gross Profit	-	30	-	80
Operating Expenses
Depreciation expense	3,766	21,917	7,532	43,834
Selling, general and administrative	27,785	69,688	66,926	174,202
Total operating expenses	31,551	91,605	74,458	218,034

Operating loss	(31,551)	(91,575)	(74,458)	(217,956)

Other Income and Expenses
Foreign currency translation	231	-	863	-
Interest income	-	3	5	6
Interest expense	(39,758)	(39,755)	(79,516)	(79,510)
Total other income and expenses	(39,527)	(39,755)	(78,648)	(79,510)

Net Loss Before Income Tax and Benefit	(71,078)	(131,330)	(153,106)	(297,466)

Income Tax	-	-	-	-

Net Loss	$(71,078)	(131,330)	$(153,106)	(297,466)

Basic and diluted earnings / (loss) income per common share	$(0.00)	(0.00)	$(0.00)	(0.01)

Weighted average common shares outstanding	31,119,922	29,319,922	31,119,922	29,319,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(153,106)	$(297,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,785	43,833
Foreign currency translation	863	5
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	7,317
(Increase) decrease in inventory	-	(1,961)
Increase (decrease) in accounts payable and accrued liabilities	-	6,202
Net cash used in operating activities	(134,458)	(242,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid and other assets	-	5,301
Net cash provided in investing activities	-	5,301

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of notes and accrued interest	79,516	79,516
Increase in indebtness to related parties	54,141	157,975
Net cash provided by financing activities	133,657	237,491

Net Increase (Decrease) in Cash	(801)	722

Cash at Beginning of Year	840	1,580

Cash at End of Year	$39	$2,302

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during year for interest	$79,516	$79,516
Cash paid during year for taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2010

1. UNAUDITED INFORMATION

The consolidated balance sheet of TRB Systems International Inc. (the “Company”) as of December 31, 2010, and the consolidated statements of operations for the three and six months period ended December 31, 2010 and 2009, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of December 31, 2010, and the results of operations for the three and six months ended December 31, 2010 and 2009.

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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts Mfr (Tianjin) Corp., which develops, markets, and manufactures a line of NMT product.  For the three and six month ended December 31, 2010, the Company had net sales of $0 and $545, respectively.

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

In October 2010, the Company attended to the 9th World Korean Business Convention in Dae Gu-City, Korea, and met the Hwa Seung Network Company who is one of the top 50 companies in Korea.

During the quarter, the Company finished its top quality lines of Alenax Uni-Set. We are currently waiting for a newly designed pedal from Chinghaur Precision Company.

The Company is also making the X-Bike model through the Morning-Star company in Shanghai, China, for obtaining possible orders from their customers and for the home shopping sales in Korea and China. Because of lacking of financing, the progress is slow.

Results of Operations

For the Three Months Ended December 31, 2010 Compared to the Same Period of 2009

Revenues

For the three months ended December 31, 2010, the Company had no sales as compared to $147 for the same period of the prior year.

Cost of Sales

Cost of sales consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  The Company had no cost of sales for the three months ended December 31, 2010 because there were no sales. The cost of sales for the same period of 2009 was $117, approximately 79.6% of the sales.

Operating Costs and Expenses

For the three months ended December 31, 2010, our total operating costs and expenses significantly decreased, 65.6%, from $91,605 for the three months ended December 31, 2009 to $31,551 for the same period of this year. The decrease in operating expenses was primarily due to the fact that we failed to generate sales.  In addition, during the period, the depreciation expense was decreased to $3,766 for the three months ended December 31, 2010 from $21,917 for the same period of the prior year.

Other Income and Expenses

For the three months ended December 31, 2010, our total other expenses were $39,527, which primarily consisted of $39,758 of interest expense paid to promissory note-holders.  For the same period of the prior year, the total other expenses were $39,755, which also primarily consisted of $39,758 of interest expense.

Net Income (Loss)

Net loss for the three months ended December 31, 2010 were $71,078, or $0.00 per share, as compared to net loss of $131,330, or $0.00 per share, for the same period of the prior year.

For the Six Months Ended December 31, 2010 Compared to the Same Period of 2009

Revenues

For the six months ended December 31, 2010, the Company had no sales as compared to $545 for the same period of the prior year.

Cost of Sales

Cost of sales consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  The Company had no cost of sales for the six months ended December 31, 2010 because there were no sales. The cost of sales for the same period of 2009 was $465, approximately 85.3% of the sales.

Operating Costs and Expenses

For the six months ended December 31, 2010, our total operating costs and expenses significantly decreased, 65.8%, from $218,036 for the six months ended December 31, 2009 to $74,458 for the same period of this year. The decrease in operating expenses was primarily due to the fact that we failed to generate sales.  In addition, during the period, the depreciation expense was decreased to $7,532 for the six months ended December 31, 2010 from $43,834 for the same period of the prior year.

Other Income and Expenses

For the six months ended December 31, 2010, our total other expenses were $78,648, which primarily consisted of $79,516 of interest expense paid to promissory note-holders.  For the same period of the prior year, the total other expenses were $79,510, which consisted of $79,510 of interest expense.

Net Income (Loss)

Net loss for the six months ended December 31, 2010 were $153,106, or $0.00 per share, as compared to net loss of $297,466, or $0.00 per share, for the same period of the prior year.

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

As of December 31, 2010, the Company’s cash and cash equivalents balance was $39. For the six months ended December 31, 2010, the Company’s net cash used in the operating activities was $134,458, primarily due to our net loss of $153,106, and partially offset by decrease in depreciation and amortization expense of $17,785.  For the six ended December 31, 2010, the Company had no investing activities.  During the same period, the Company’s financing activities provided net cash of $133,657, which consisted of an increase in accrued notes and accrued interest of $79,516 and increase in indedebness to related parties of $54,141.

As of December 31, 2010, the Company had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues. The Company is currently actively seeking financing, including raising capital through the issuance of equity securities or through debts. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements

As of December 31, 2010 there were no off-balance sheet arrangements.

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

Date:   February 14, 2011