Form 10-Q
period 2011-03-31
TRB SYSTEMS INTERNATIONAL INC
filed 2011-05-20
CIK 1042610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-07242

TRB Systems International, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3522572
(State of incorporation)	(I.R.S. Employer Identification No.)

1472 Cedarwood Drive
Piscataway, New Jersey 08854
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (877) 982-3600

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,319,922 shares of common stock, par value $0.001, as of May 19, 2011.

EXPLANATORY NOTE

We have received a comment letter from the US Securities and Exchange Commission (“Commission”) dated April 1, 2011.  As of the date of this Report, we have not completed our response to those comments and have not completed our amendment to our Annual Report on the Form 10-K for the year ended June 30, 2010, which was filed on October 13, 2010.  As a result, this Quarterly Report on the Form 10-Q for the quarter ended March 31, 2011 has not reflected those changes.  We intend to amend this Form 10-Q as soon as we complete our response to the Commission’s comments and complete our amendment to the 10-K for the year ended June 30, 2010.

TRB SYSTEMS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$-	$840
Trade accounts, net	6,512	6,512
License fee receivable	1,522,615	1,522,615
Inventory	35,768	35,768
Total Current Assets	1,564,895	1,565,735

PROPERTY AND EQUIPMENT, net	94,563	116,114

OTHER ASSETS
Prepaid and other assets	157,544	157,544
Total Other Assets	157,544	157,544

TOTAL ASSETS	$1,817,002	$1,839,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,703	$18,703
Notes and interest payable	2,077,577	1,959,665
Advance from a customer	150,000	150,000
Convertible debt	142,611	142,611
Legal judgment payable	381,000	381,000
Corporation income tax payable	935	935
Total Current Liabilities	2,770,826	2,652,914

Indebtedness to related party	1,337,808	1,263,520

TOTAL LIABILITIES	4,108,634	3,916,434

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized; 33,119,922 shares
issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	33,120	33,120
Additional paid in capital	3,750,488	3,750,488
Retained earnings (deficit)	(6,068,551)	(5,853,097))
Other comprehensive loss-foreign currency	(6,689))	(7,552))
Total Stockholders' Equity (Deficit)	(2,291,632))	(2,077,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,817,002	$1,839,393

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2011	2010	2011	2010

Sales	$-	4,814	$-	5,360
Cost of sales	-	7,549	-	8,015
Gross Profit	-	(2,735)	-	(2,655)
Operating Expenses
Salary expense	3,766	6,437	11,298	50,270
Selling, general and administrative	18,824	32,987	85,750	207,184
Total operating expenses	22,590	39,424	97,048	257,454

Net loss from operations	(22,590)	(42,159)	(97,048)	(260,109)

Other Income and Expenses
Foreign currency translation	-	-	863	(75)
Interest income	-	23	5	-
Interest expense	(39,758)	(39,758)	(119,274)	(119,135)
Bank charge	-	(111)	-	(198)
Total other income and expenses	(39,758)	(39,892)	(118,406)	(119,408)

Net Loss Before Income Tax and Benefit	(62,348)	(82,051)	(215,454)	(379,517)

Income Tax	-	-	-	-

Net Loss	$(62,348)	(82,051)	$(215,454)	(379,517)

Basic and diluted earnings / (loss) income per common share	$(0.002)	(0.003)	$(0.007)	(0.013)

Weighted average common shares outstanding	31,119,922	29,319,922	31,119,922	29,319,922

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Nine Months	Nine Months
	Ended March 31,	Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,454)	$(379,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,551	50,270
Foreign currency translation	863	(75)
Changes in operating assets and liabilities	-
(Increase) decrease in accounts receivable	-	7,316
(Increase) decrease in inventories	-	5,409
Increase (decrease) in accounts payable and accrued liabilities	-	8,721
Net cash used in operating activities	(193,040)	(307,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in prepaid and other assets	-	5,259
Net cash provided by in investing activities	-	5,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes and accrued interest	117,912	119,943
Increase in indebtness to related party	74,288	182,927
Net cash provided by financing activities	192,200	302,870

Net Increase (decrease) in Cash	(840)	253

Cash at beginning of the period	840	911

Cash at End of the period	$-	$1,164

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$119,274	$79,516

Cash paid for income taxes	$-	$-

See Notes to Consolidated Financial Statements

TRB SYSTEMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2011

1.  UNAUDITED INFORMATION

The consolidated balance sheet of TRB Systems International Inc. (the “Company”) as of March 31, 2011, and the consolidated statements of operations for the three and nine -month period ended March 31, 2011 and 2010, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2011, and the results of operations for the three and nine-months ended March 31, 2011 and 2010.

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

5.  RELATED PARTY TRANSACTION

A shareholder of the Company paid expenses during the quarter ended March 31, 2011 in the amount of $20,147. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

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

Overview

The Company conducts its business through its wholly owned subsidiary, Alenax Parts Mfr (Tianjin) Corp., which develops, markets, and manufactures a line of NMT product.  For the three and nine month ended March 31, 2011, 2010, the Company had net sales of $-0- and $4,814, respectively.

For the past two years, the Company has focused its efforts on redesigning products, improving product quality, conducting product tests, including strength, durability and road tests. To date, this process is basically completed, and the Company has started to focus on market and sales of our products, but the Company has not been successful in selling its products. As a result, the Company recently changed its business plan from being a high-end bicycle manufacturer and marketer to being a bicycle part manufacturer. The Company will mainly focus on selling and marketing Uni-Set. If Alenax Uni-Set parts replace the conventional BB set, you can ride with six different pedaling motion. You don’t have to buy new ALENAX bike. With the advent of the 21st century, the Alenax Uni-Set brings about a revolutionary change in the bicycle bottom bracket component, by combining conventional and fitness functions in the form of six different pedaling strokes. With patents acquired in many countries, we offer our prospective marketing partners a promising opportunity to expand your markets.  Accordingly, the name of the Company’s operating subsidiary, Alenax (Tianjin) Bicycle Corp., was changed to Alenax Parts Mfr (Tianjin) Corp. on December 2, 2008. However, the Company will also take orders for manufacturing /assembling completed bicycles if customers ask us to do so.

During the quarter ended March 31, 2011, the Company finished top quality lines of new mockup sample of Alenax Uni -Set from Chinghaur Precision Company which made it by new design lately for high quality bike market.  We are still working the X-Bike model through the Morning Star shopping sales in Korea and China, but this project is going very slowly due to their management problems.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Same Period of 2010

Revenues

For the three months ended March 31, 2011, the Company had no sales as compared to $4,814 for the same period of the prior year.

Cost of Sales

Cost of sales consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  The Company had no cost of sales for the three months ended March 31, 2011 because there were no sales. The cost of sales for the same period of 2010 was $7,549, which exceeded sales revenue by $2,735 because of a special order.

Operating Costs and Expenses

For the three months ended March 31, 2011, our total operating costs and expenses significantly decreased, 42.7%, from $39,424 for the three months ended March 31, 2010 to $22,590 for the same period of this year. The decrease in operating expenses was primarily due to the fact that we failed to generate sales and there were no much business operations.  In addition, during the period, the depreciation expense was decreased to $3,766 for the three months ended March 31, 2011 from $6,437 for the same period of the prior year.

Other Income and Expenses

For the three months ended March 31, 2011, our total other expenses were $39,758, which consisted of interest expense paid to promissory note-holders.  For the same period of the prior year, the total other expenses were $39,892, which also primarily consisted of $39,758 of interest expense.

Net Income (Loss)

Net loss for the three months ended March 31, 2011 were $62,348, or $0.00 per share, as compared to net loss of $82,051, or $0.00 per share, for the same period of the prior year.

For the Nine Months Ended March 31, 2011 Compared to the Same Period of 2010

Revenues

For the nine months ended March 31, 2011, the Company had no sales as compared to $5,360 for the same period of the prior year.

Cost of Sales

Cost of sales consists primarily of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense.  The Company had no cost of sales for the nine months ended March 31, 2011 because there were no sales. The cost of sales for the same period of 2010 was $8,015, which exceeded sales revenue by $2,655 because of a special order.

Operating Costs and Expenses

For the nine months ended March 31, 2011, our total operating costs and expenses significantly decreased, 62.3%, from $257,454 for the nine months ended March 31, 2010 to $97,048 for the same period of this year.  The decrease in operating expenses was primarily due to the fact that we failed to generate sales and there were no much business operations.  In addition, during the period, the depreciation expense was decreased to $11,298 for the nine months ended March 31, 2011 from $50,270 for the same period of the prior year.

Other Income and Expenses

For the nine months ended March 31, 2011, our total other expenses were $118,406, which primarily consisted of $119,274 of interest expense paid to promissory note-holders and offset by $863 of foreign currency translation.  For the same period of the prior year, the total other expenses were $119,408, which largely consisted of $119,135 of interest expense.

Net Income (Loss)

Net loss for the nine months ended March 31, 2011 were $215,454, or $0.01 per share, as compared to net loss of $379,517, or $0.01 per share, for the same period of the prior year.

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

As of March 31, 2011, the Company’s cash and cash equivalents balance was $-0-. For the nine months ended March 31, 2011, the Company’s net cash used in the operating activities was $193,040, primarily due to our net loss of $215,454, and partially offset by depreciation and amortization expense of $21,551.  By comparison, net cash used in operating activities was $307,896 for the same period of 2010.

For the nine months ended March 31, 2011, the Company had no investing activities and net cash provided by financing activities were $192,200, primarily consisted of increase in notes and accrued interest ($117,912) and increase in indebtness to related party ($74,288).  By comparison, for the same period of the last year, net cash provided by investing activities was $5,259 and net cash provided by financing activities were $302,870.

As of March 31, 2011, the Company had outstanding judgment in a total of $381,000 incurred in 2000-2001.

The Company lacks liquidity and has limited revenues. The Company is currently actively seeking financing, including raising capital through the issuance of equity securities or through debts. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements

As of March 31, 2011 there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

We will give a detailed description of our deficiencies in internal controls over financial reporting when we complete our response to the commission’s comments and complete our amendment to our Annual Report on the Form 10-K for the year ended June 30, 2010.  As discussed in the Explanatory Note in this Form 10-Q, we intend to amend this Form 10-Q as soon as we complete our response to the Commission’s comments and complete our amendment to the Form 10-K for the year ended June 30, 2010.

(b) Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.

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

Date:   May 20, 2011